Form 10-Q
period 2014-03-31
Rice Energy Inc.
filed 2014-05-14
CIK 1588238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______ to_______
Commission File Number: 001-36273
Rice Energy Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-3785773
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
171 Hillpointe Drive, Suite 301 Canonsburg, Pennsylvania	15317
(Address of principal executive offices)	(Zip code)

(724) 746-6720
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No

Number of shares of the registrant’s common stock outstanding at May 9, 2014: 128,211,999 shares

RICE ENERGY INC.
QUARTERLY REPORT ON FORM 10-Q

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and income/losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K (the “2013 Annual Report”) for the year ended December 31, 2013, on file with the Securities and Exchange Commission, and in “Item 1A. Risk Factors” of this Quarterly Report.
Forward-looking statements may include statements about our:

•	business strategy;

•	reserves;

•	financial strategy, liquidity and capital required for our development program;

•	realized natural gas, natural gas liquid (“NGL”) and oil prices;

•	timing and amount of future production of natural gas, NGLs and oil;

•	hedging strategy and results;

•	future drilling plans;

•	competition and government regulations;

•	pending legal or environmental matters;

•	marketing of natural gas, NGLs and oil;

•	leasehold or business acquisitions;

•	costs of developing our properties and conducting our gathering and other midstream operations;

•	general economic conditions;

•	credit markets;

•	uncertainty regarding our future operating results; and

•	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.
We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, gathering and sale of natural gas, NGLs and oil. These risks include, but are not limited to: commodity price volatility; inflation; lack of availability of drilling and production equipment and services; environmental risks; drilling and other operating risks; regulatory changes; the uncertainty inherent in estimating natural gas reserves and in projecting future rates of production, cash flow and access to capital; the timing of development expenditures; and the other risks described under the heading “Item 1A. Risk Factors” in our 2013 Annual Report and in “Item 1A. Risk Factors” of this Quarterly Report.
Reserve engineering is a process of estimating underground accumulations of natural gas, NGLs and oil that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data and price and cost assumptions made by reserve engineers. In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, such revisions could change the schedule of any further production and development drilling. Accordingly, reserve estimates may differ significantly from the quantities of natural gas, and NGLs and oil that are ultimately recovered.
Should one or more of the risks or uncertainties described in this Quarterly Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.
Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report.

Commonly Used Defined Terms
As used in the Quarterly Report, unless the context indicates or otherwise requires, the following terms have the following meanings:

•	“Rice Energy,” the “Company,” “we,” “our,” “us” or like terms refer collectively to Rice Energy Inc. and its consolidated subsidiaries, including Rice Drilling B LLC;

•	“Rice Drilling B” refers to Rice Drilling B LLC, which is our predecessor for accounting purposes, and its consolidated subsidiaries;

•	“Rice Partners” refers to Rice Energy Family Holdings, LP (formerly known as Rice Energy Limited Partners), an entity affiliated with members of the Rice family;

•	“Rice Holdings” refers to Rice Energy Holdings LLC;

•	“Rice Owners” refers to Rice Holdings, Rice Partners and Daniel J. Rice III;

•	“Rice Appalachia” refers to Rice Energy Appalachia, LLC, the parent company of our predecessor;

•	“Alpha Holdings” refers to Foundation PA Coal Company, LLC, a wholly owned indirect subsidiary of Alpha Natural Resources, Inc.;

•	“Marcellus joint venture” refers collectively to Alpha Shale Resources, LP and its general partner, Alpha Shale Holdings, LLC;

•	“Countrywide Energy Services” refers to Countrywide Energy Services, LLC;

•	“Natural Gas Partners” refers to a family of private equity investment funds organized to make direct equity investments in the energy industry, including the funds invested in us; and

•	“NGP Holdings” refers to NGP Rice Holdings, LLC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Introduction to the Condensed Consolidated Financial Statements
The following unaudited condensed consolidated financial statements of Rice Energy Inc. (the “Company,” “we,” “our” or “us”) for the period from January 1, 2014 through January 29, 2014, as contained within the three months ended March 31, 2014; the three months ended March 31, 2013; and as of December 31, 2013, pertain to the historical financial statements and results of operations of Rice Drilling B, our accounting predecessor, which reflects the 50% equity investment in our Marcellus joint venture owned by Rice Drilling B prior to January 29, 2014.
The unaudited condensed consolidated financial statements have been prepared on the fact that Rice Energy Inc. is treated as a corporation for federal income tax purposes. The unaudited condensed consolidated financial statements should be read in conjunction with the notes accompanying such unaudited condensed consolidated financial statements as well as “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each included elsewhere in this Quarterly Report. Please see “—Notes to Condensed Consolidated Financial Statements (Unaudited)—5. Acquisitions” for further details on the purchase price allocations and resulting impact on the corresponding condensed consolidated balance sheet and for the related pro forma information.
The unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2014 reflect the following transactions:
Initial Public Offering
On January 29, 2014, we completed our initial public offering (“IPO”) of 50,000,000 shares of our $0.01 par value common stock, which included 30,000,000 shares sold by us, 14,000,000 shares sold by the selling stockholder and 6,000,000 shares sold subject to an option granted to the underwriters by the selling stockholder.
The net proceeds of our IPO, based on the public offering price of $21.00 per share, were approximately $993.5 million, which resulted in net proceeds to us of $593.6 million after deducting expenses and underwriting discounts and commissions of approximately $36.4 million and the net proceeds to the selling stockholder of approximately $399.0 million after deducting expenses and underwriting discounts of approximately $21.0 million. We did not receive any proceeds from the sale of the shares by the selling stockholder. A portion of the net proceeds from our IPO were used to repay all outstanding borrowings under the revolving credit facility of our Marcellus joint venture, to make a $100.0 million payment to Alpha Holdings in partial consideration for the Marcellus JV Buy-In (as defined below) and to repay all outstanding borrowings under our Senior Secured Revolving Credit Facility (as defined below). The remainder of the net proceeds from our IPO will be used to fund a portion of our capital expenditure plan.
Corporate Reorganization
A corporate reorganization occurred concurrently with the completion of our IPO on January 29, 2014. As a part of this corporate reorganization, we acquired all of the outstanding membership interests in Rice Appalachia in exchange for shares of our common stock. Our business continues to be conducted through Rice Drilling B, as a wholly owned subsidiary.
Upon (a) completion of the IPO, (b) the issuance of (i) 43,452,550 shares of common stock to NGP Holdings, (ii) 20,300,923 shares of common stock to Rice Holdings, (iii) 2,356,844 shares of common stock to Daniel J. Rice III, (iv) 20,000,000 shares of common stock to Rice Partners, (v) 160,831 shares of common stock to the persons holding incentive units representing interests in Rice Appalachia and (vi) 1,728,852 shares of common stock to the members of Rice Drilling B (other than Rice Appalachia), each of which were issued by us in connection with the closing of the IPO, and (c) the issuance of 9,523,810 shares of common stock to Alpha Holdings in connection with the completion of the Marcellus JV Buy-In, we had 127,523,810 shares of common stock outstanding.
Compensation Charge in Connection with the Reorganization
Rice Appalachia, as the parent company of Rice Drilling B, historically granted incentive units to certain members of management and other employees. The incentive units provided the holder with a performance bonus for fair value accretion of Rice Appalachia equity.
In connection with the IPO and the related corporate reorganization, the holders of incentive units in Rice Appalachia contributed their incentive units to Rice Holdings and NGP Holdings in return for substantially similar incentive units in such entities (except for those related to the incentive units attributable to Mr. Daniel J. Rice III, which were settled with the issuance of 160,831 shares of our common stock as described above). In the first quarter of 2014, certain incentive units granted by NGP Holdings to certain employees triggered the pre-determined payout criteria, resulting in a cash payment by NGP Holdings of $4.4 million. No payments were made in respect of incentive units prior to the completion of the Company’s IPO. The exchange of incentive units and cash payment collectively resulted in non-cash compensation expense of $7.8 million being recorded in the first quarter of 2014 by the Company.
As a result of the IPO, the payment likelihood related to the incentive units was deemed probable, requiring that we recognize expense. Accordingly, we recognized approximately $66.0 million of compensation expense in the first quarter of 2014 relative to these interests, and we expect to recognize approximately $85.5 million of additional compensation expense over the remaining expected service periods, related to the Rice Holdings interests. The NGP Holdings interests are considered a liability-based award and will be adjusted on a quarterly basis until all payments have been made. As of March 31, 2014, the unrecognized compensation expense related to the NGP Holdings units is approximately $93.7 million, which will be recognized over the remaining expected service period. The compensation expense related to these interests is treated as additional paid in capital from Rice Holdings and NGP Holdings in our financial statements and is not deductible for federal or state income tax purposes. The compensation expense recognized is a non-cash charge, with the settlement obligation resting on NGP Holdings and Rice Holdings. Payments on the incentive units will be made by Rice Holdings and NGP Holdings and not Rice Energy Inc., and as such are not dilutive to Rice Energy Inc.
Marcellus JV Buy-In
On January 29, 2014, in connection with the closing of the IPO and pursuant to the Transaction Agreement between us and Alpha Holdings dated as of December 6, 2013, we completed our acquisition of Alpha Holdings’ 50% interest in our Marcellus joint venture in exchange for total consideration of $322.0 million, consisting of $100.0 million of cash and our issuance to Alpha Holdings of 9,523,810 shares of our common stock (the “Marcellus JV Buy-In”). This transaction resulted in a non-recurring gain of $203.6 million due to the remeasurement of our previously recorded equity investment at fair value.

Rice Energy Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands)	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash	$228,669	$31,612
Restricted cash	—	8,268
Accounts receivable	68,216	31,765
Receivable from affiliate	159	2,244
Prepaid expenses and other	5,916	863
Total current assets	302,960	74,752

Investments in joint ventures	—	49,814
Gas collateral account	3,995	3,700
Proved natural gas properties, net	589,986	270,523
Unproved natural gas properties	632,119	457,836
Property and equipment, net	7,125	5,972
Deferred financing costs, net	8,796	12,292
Goodwill	338,036	—
Derivative assets	5,726	4,921
Total assets	$1,888,743	$879,810

Liabilities and stockholders’/members’ equity
Current liabilities:
Current portion of long-term debt	$13,086	$20,120
Accounts payable	72,456	51,219
Royalties payable	33,499	9,393
Accrued capital expenditures	39,628	16,753
Other accrued liabilities	12,937	8,533
Leasehold payable	6,144	18,606
Derivative liabilities	23,987	965
Payable to affiliate	2	6,148
Operated prepayment liability	2,456	1,201
Total current liabilities	204,195	132,938

Long-term liabilities:
Long-term debt	290,841	406,822
Leasehold payable	1,064	1,675
Deferred tax liabilities	191,813	—
Restricted units	—	36,306
Other long-term liabilities	4,969	3,422
Total liabilities	692,882	581,163
Stockholders’/members’ equity	1,195,861	298,647
Total liabilities and stockholders’/members’ equity	$1,888,743	$879,810
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2014	2013
Revenues:
Natural gas sales	$90,466	$13,049
Other revenue	—	184
Total revenues	90,466	13,233

Operating expenses:
Lease operating	5,187	1,236
Gathering, compression and transportation	7,130	1,528
Production taxes and impact fees	639	169
Exploration	486	898
Incentive unit expense	73,802	—
General and administrative	11,521	1,743
Depreciation, depletion and amortization	25,507	5,131
Total operating expenses	124,272	10,705

Operating income (loss)	(33,806)	2,528
Interest expense	(7,042)	(1,915)
Gain on purchase of Marcellus joint venture	203,579	—
Other income	602	248
Loss on derivative instruments	(20,380)	(4,993)
Amortization of deferred financing costs	(489)	(1,865)
Loss on extinguishment of debt	(143)	—
Write-off of deferred financing costs	(836)	—
Equity in loss of joint ventures	(2,656)	(778)
Income (loss) before income taxes	138,829	(6,775)
Income tax expense	(9,375)	—

Net income (loss)	$129,454	$(6,775)
Earnings (loss) per share—basic	$1.04	$(0.05)
Earnings (loss) per share—diluted	$1.03	$(0.05)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income (loss)	$129,454	$(6,775)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	25,507	5,131
Amortization of deferred financing costs	489	1,865
Incentive unit expense	73,802	—
Write-off of deferred financing costs	836	—
Loss on extinguishment of debt	143	—
Derivative instruments fair value loss	20,380	4,993
Income tax expense	9,375	—
Fair value gain on purchase of Marcellus joint venture	(203,579)	—
Equity in loss of joint ventures	2,656	778
(Increase) decrease in:
Accounts receivable	(21,059)	(52)
Receivable from affiliate	2,096	7,025
Gas collateral account	—	(1,500)
Prepaid expenses and other	(4,963)	(378)
Cash payments for settled derivatives	(11,158)	(206)
Increase (decrease) in:
Accounts payable	(860)	453
Royalties payable	16,197	1,178
Other accrued expenses	5,871	(970)
Payable to affiliate	(9,643)	(1,977)
Net cash provided by operating activities	35,544	9,565

Cash flows from investing activities:
Capital expenditures for natural gas properties	(178,445)	(27,583)
Acquisition of Marcellus joint venture, net of cash acquired	(82,766)	—
Capital expenditures for property and equipment	(1,342)	(40)
Proceeds from sale of interest in gas properties	11,263	—
Net cash used in investing activities	(251,290)	(27,623)

Cash flows from financing activities:
Proceeds from borrowings	—	25,000
Repayments of debt obligations	(192,114)	(193)
Restricted cash for convertible debt	8,268	—
Debt issuance costs	(446)	(607)
Repurchase of restricted units	—	(2,267)
Costs relating to initial public offering	(1,405)	—
Proceeds from issuance of common stock sold in initial public offering, net of underwriting fees	598,500	—
Net cash provided by financing activities	412,803	21,933

Net increase in cash	197,057	3,875
Cash at the beginning of the year	31,612	8,547
Cash at the end of the year	$228,669	$12,422
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Statements of Condensed Consolidated Equity
(Unaudited)

(in thousands)	Preferred Units	Warrants	Accumulated Deficit	Total
Balance, January 1, 2013	$164,228	$3,294	$(29,331)	$138,191
Capital contributions, net	64	—	—	64
Net loss	—	—	(6,775)	(6,775)
Balance, March 31, 2013	$164,292	$3,294	$(36,106)	$131,480

(in thousands)	Preferred Units	Warrants	Common Stock ($0.01 par)	Additional Paid-In Capital	Accumulated (Deficit) Earnings	Total
Balance, January 1, 2014	$360,461	$3,294	$—	$—	$(65,108)	$298,647
Shares of common stock issued in corporate reorganization	(360,461)	(3,294)	878	362,877	—	—
Shares of common stock sold in initial public offering, net of offering costs	—	—	300	593,120	—	593,420
Shares of common stock issued in purchase of Marcellus joint venture	—	—	95	221,905	—	222,000
Conversion of restricted units into shares of common stock at IPO	—	—	2	36,304	—	36,306
Conversion of convertible debentures into shares of common stock after IPO	—	—	6	6,599	—	6,605
Conversion of warrants into shares of common stock after IPO	—	—	1	39	—	40
Incentive unit compensation	—	—	—	73,802	—	73,802
Restricted stock compensation	—	—	—	91	—	91
Tax impact of initial public offering and corporate reorganization	—	—	—	(164,504)	—	(164,504)
Consolidated net income	—	—	—	—	129,454	129,454
Balance, March 31, 2014	$—	$—	$1,282	$1,130,233	$64,346	$1,195,861
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Rice Energy Inc. have been prepared by the Company’s management in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and applicable rules and regulations promulgated under the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of March 31, 2014 and its condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 and of cash flows for the three months ended March 31, 2014 and 2013. The condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results to be expected for future periods. The accompanying unaudited condensed consolidated financial statements of Rice Energy Inc. for the period from January 1, 2014 through January 29, 2014, as contained within the three months ended March 31, 2014; the three months ended March 31, 2013; and as of December 31, 2013, pertain to the historical financial statements and results of operations of Rice Drilling B, our accounting predecessor, which reflects the 50% equity investment in our Marcellus joint venture owned by Rice Drilling B prior to January 29, 2014. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes therein for the year ended December 31, 2013, as filed with the Securities and Exchange Commission by the Company in its 2013 Annual Report.

2.	Long-Term Debt
Long-term debt consists of the following as of March 31, 2014 and December 31, 2013 (in thousands):

Description	March 31, 2014	December 31, 2013
Long-term Debt
Debentures (a)	$—	$6,890
Second Lien Term Loan Facility (b)	293,280	293,821
NPI Note, due June 2014 (1)	8,286	8,028
Senior Secured Revolving Credit Facility (c)	—	115,000
Other	2,361	3,203
Total debt	$303,927	$426,942
Less current portion	13,086	20,120
Long-term debt	$290,841	$406,822
(1) The NPI Note was repaid in full in April 2014.
Debentures (a)
In June of 2011, Rice Drilling B sold $60.0 million of its 12% Senior Subordinated Convertible Debentures due 2014 (the “Debentures”) in a private placement to certain accredited investors as defined in Rule 501 of Regulation D. The Debentures accrued interest at 12% per year payable monthly in arrears by the 15th day of the month and mature on July 31, 2014 (“Maturity Date”). The Debentures were Rice Drilling B’s unsecured senior obligations and ranked equally with all of Rice Drilling B’s then-current and future senior unsecured indebtedness.
From July 31, 2013 through August 20, 2013 (the “put redemption period”), any holder of Debentures had the right to cause Rice Drilling B to repurchase all or any portion of the Debentures owned by such holder at 100% of the portion of the principal amount of the Debentures as to which the right was being exercised, plus a premium of 20%. During the put redemption period, Rice Drilling B repurchased $53.1 million of outstanding Debentures and paid a put premium of $10.6 million in accordance with the terms of the agreements.
At any time after July 31, 2013 until the Maturity Date, Rice Drilling B had the right to redeem all, but not less than all, of the Debentures on 30 days prior written notice at a redemption price equal to 100% of the principal amount of the Debentures plus a premium of 50%. In connection with the IPO, the Debentures and warrants of Rice Drilling B were amended to become convertible or exercisable for shares of common stock of Rice Energy Inc. On February 28, 2014, Rice Drilling B issued a redemption notice on the remaining Debentures, which set a redemption date of March 28, 2014. Prior to the redemption date, $6.6 million of the Debentures were converted into 570,945 shares of Rice Energy Inc. common stock. The remaining principal balance of $0.3 million was not converted and is recorded as an accrued liability as of March 31, 2014 in the amount of $0.4 million, including the 50% premium of $0.1 million, and will be paid upon request from holders of the remaining Debentures. The premium of $0.1 million was recorded to expense in the three months ended March 31, 2014. As the principal amount of the Debentures outstanding has been reduced to zero, Rice Drilling B is no longer required to maintain restricted cash or comply with the restrictive covenants which apply thereto.
In connection with the convertible debt offering, Rice Drilling B granted warrants that were issued on August 15, 2011, to certain of the broker-dealers involved in the private placement. These warrants are considered to be separate instruments issued solely in lieu of cash compensation for services provided by the broker-dealers. Two separate classes of warrants were issued with the sole difference being the exercise price. At March 31, 2014, 1,137 warrants remain exercisable at a weighted average price of $11.01 per share of Rice Energy Inc. common stock. The 1,137 warrants are exercisable into up to 982,837 shares. During the quarter ended March 31, 2014, warrants were exercised in exchange for 54,032 shares of Rice Energy Inc. common stock.
Second Lien Term Loan Facility (b)
On April 25, 2013, Rice Drilling B entered into a Second Lien Term Loan Facility (“Second Lien Term Loan Facility”) with Barclays Bank PLC, as administrative agent, and a syndicate of lenders in an aggregate principal amount of $300.0 million. Rice Drilling B estimated the discount on issuance of this instrument based upon an estimate of market rates at the inception of the instrument and recorded a discount of $4.5 million. The discount was being amortized over the life of the note using an effective interest rate of 0.284%. As of March 31, 2014, Rice Drilling B had a balance of $293.3 million relating to the Second Lien Term Loan Facility, this included borrowings outstanding of $297.0 million less a discount of $3.7 million. The Second Lien Term Loan Facility was to mature on October 25, 2018. Approximately $7.4 million in fees were capitalized in connection with the Second Lien Term Loan Facility. On April 25, 2014, the Company used a portion of the net proceeds from the Senior Notes Offering to repay and retire the Second Lien Term Loan Facility in the amount of $301.8 million.
Rice Drilling B was in compliance with the covenants and ratios under the Second Lien Term Loan Facility as of March 31, 2014.
Senior Secured Revolving Credit Facility (c)
On April 25, 2013, Rice Drilling B entered into a Senior Secured Revolving Credit Facility (“Senior Secured Revolving Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders with a maximum credit amount of $500.0 million and a sublimit for letters of credit of $10.0 million. Concurrently with the closing of Rice Energy’s IPO, on January 29, 2014, Rice Drilling B amended its Senior Secured Revolving Credit Facility to, among other things, allow for the corporate reorganization that was completed simultaneously with the closing of the IPO, add Rice Energy Inc. as a guarantor, increase the maximum commitment amount to $1.5 billion and lower the interest rate on amounts borrowed under the Senior Secured Revolving Credit Facility. The Company used a portion of the net proceeds of the IPO to repay $115.0 million of borrowings under the Senior Secured Revolving Credit Facility. After giving effect to the amendment, the borrowing base under the Senior Secured Revolving Credit Facility was increased to $350.0 million as a result of the Marcellus JV Buy-In. The amount available to be borrowed under the Senior Secured Revolving Credit Facility is subject to a borrowing base that is redetermined semiannually as of each January 1 and July 1 and depends on the volumes of Rice Drilling B’s proved oil and gas reserves and estimated cash flows from these reserves, its commodity hedge positions, and other factors. The next redetermination is scheduled to occur in May 2014. As of March 31, 2014, the borrowing base was $350.0 million and the sublimit for letters of credit was $100.0 million. Rice Drilling B had no borrowings and approximately $71.3 million in letters of credit outstanding under its Senior Secured Revolving Credit Facility as of March 31, 2014, resulting in availability of $278.7 million.
Eurodollar loans under the Senior Secured Revolving Credit Facility bear interest at a rate per annum equal to LIBOR plus an applicable margin ranging from 150 to 250 basis points, depending on the percentage of borrowing base utilized. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 50 to 150 basis points, depending on the percentage of borrowing base utilized. Rice Drilling B is subject to the same financial ratios and substantively the same restricted covenants as under the Senior Secured Revolving Credit Facility prior to such amendment. The Senior Secured Revolving Credit Facility will mature upon the earlier of the date that is five years following the closing of the amendment and the date that is 180 days prior to the maturity of the Second Lien Term Loan Facility, if any amounts are outstanding under that facility as of such date.
Concurrently with the Senior Notes Offering (as defined below), the Company, as borrower, and Rice Drilling B, as predecessor borrower, amended and restated its Senior Secured Revolving Credit Facility (“Amended Credit Agreement”) to, among other things, assign all of its rights and obligations under the Senior Secured Revolving Credit Facility to the Company, and the Company assumed all such rights and obligations as borrower under the Amended Credit Agreement. Please see “14. Subsequent Events—Third Amended and Restated Credit Agreement” for additional details on the Amended Credit Agreement.

Rice Drilling B was in compliance with the covenants and ratios under its Senior Secured Revolving Credit Facility as of March 31, 2014.
6.25% Senior Notes Due 2022
On April 25, 2014, the Company offered $900.0 million (the “Senior Notes Offering”) in aggregate principal amount of 6.25% senior notes due 2022 (the “Notes”) in a private placement to eligible purchasers under Rule 144A and Regulation S of the Securities Act, which resulted in net proceeds to it of $882.7 million after deducting estimated expenses and underwriting discounts and commissions of approximately $17.3 million. The Company used $301.8 million of the net proceeds to repay and retire the Second Lien Term Loan Facility, with the remainder expected to be used to fund the Company’s 2014 capital expenditure program.
Expected Aggregate Maturities
Expected aggregate maturities of notes payable as of March 31, 2014 are as follows (in thousands):

Remainder of Year Ended December 31, 2014 (1)	$13,086
Year Ended December 31, 2015	2,847
Year Ended December 31, 2016	2,257
Year Ended December 31, 2017	2,173
Year Ended December 31, 2018 and Beyond (2)	283,564
Total	$303,927
(1) Includes $8.3 million attributable to the NPI Note, which was repaid in full in April 2014.
(2) Excludes $900.0 million attributable to the Notes issued in the Senior Notes Offering in April 2014.
Interest paid in cash was $7.0 million and $3.4 million for the three months ended March 31, 2014 and 2013, respectively.

3.	Derivative Instruments
The Company uses derivative commodity instruments that are placed with major financial institutions whose creditworthiness is regularly monitored. Our derivative counterparties share in the Amended Credit Agreement collateral. The Company’s derivative commodity instruments have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized in income currently. As of March 31, 2014, the Company has entered into derivative instruments with Wells Fargo Bank, N.A., Bank of Montreal and Barclays Bank PLC, fixing the price it receives for a portion of its natural gas through December 1, 2017, as summarized in the following table:

Swap Contract Expiration	MMbtu/day	Weighted Average Price
2014	163,000	$4.120
2015	92,000	$4.160
2016	98,000	$4.200
2017	60,000	$4.240

Collar Contract Expiration	MMbtu/day	Floor/Ceiling
2014	10,000	$3.000/$5.800
2015	70,000	$3.910/$4.680

Basis Contract Expiration	MMbtu/day	Swap ($/MMBtu)
2014	48,000	$(0.240)
2015	37,000	$(0.420)
2016	17,000	$(0.420)

Put Contract Expiration	MMbtu/day	Swap ($/MMBtu)
2014	33,000	$0.450

The following is a summary of the Company’s derivative instruments, which are recorded in the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013 (in thousands). Included within current derivative liabilities is a deferred put premium liability of $4.1 million.

	As of March 31, 2014	As of December 31, 2013
Current derivative assets	$—	$2,270
Long-term derivative assets	5,726	6,030
	$5,726	$8,300
Current derivative liabilities	$23,987	$3,235
Long-term derivative liabilities	—	1,109
	$23,987	$4,344
Net current value of derivative liabilities	$(23,987)	$(965)
Net long-term value of derivative assets	$5,726	$4,921
The following tables present the gross amounts of recognized derivative assets and liabilities, the amounts offset under netting arrangements with counterparties, and the resulting net amounts presented in the condensed consolidated balance sheets for the periods presented, all at fair value (in thousands):

	As of March 31, 2014
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset on Balance Sheet	Net Amounts of Assets (Liabilities) on Balance Sheet
Derivative assets	$13,647	$(7,921)	$5,726
Derivative liabilities	$5,221	$(29,208)	$(23,987)

	As of December 31, 2013
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset on Balance Sheet	Net Amounts of Assets (Liabilities) on Balance Sheet
Derivative assets	$13,000	$(4,700)	$8,300
Derivative liabilities	$256	$(4,600)	$(4,344)
Both realized and unrealized gains and losses are recorded as a gain or loss on derivatives in the condensed consolidated statement of operations under loss on derivative instruments. The Company had an unrealized loss of $9.2 million for the three months ended March 31, 2014 and an unrealized loss of $4.8 million for the three months ended March 31, 2013. The Company had realized losses related to contract settlements of $11.2 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.

4.	Fair Value of Financial Instruments
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

The following assets and liabilities were measured at fair value on a recurring basis during the period (refer to Note 3 for details relating to derivative instruments) (in thousands):

	As of March 31, 2014
		Fair Value Measurements at Reporting Date Using
Description	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative instruments, at fair value	$5,726	$5,726	$—	$5,726	$—
Total assets	$5,726	$5,726	$—	$5,726	$—

Liabilities:
Derivative instruments, at fair value	$23,987	$23,987	$—	$23,987	$—
Total liabilities	$23,987	$23,987	$—	$23,987	$—

	As of December 31, 2013
		Fair Value Measurements at Reporting Date Using
Description	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative instruments, at fair value	$4,921	$4,921	$—	$4,921	$—
Total assets	$4,921	$4,921	$—	$4,921	$—

Liabilities:
Restricted units, at fair value	$36,306	$36,306	$—	$—	$36,306
Derivative instruments, at fair value	965	965	—	965	—
Total liabilities	$37,271	$37,271	$—	$965	$36,306

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2014	2013
Balance as of January 1,	$36,306	$5,667
Total gain or losses:
Included in earnings	—	—
Transfers in and/or out of Level 3	—	—
Repurchase of restricted units	—	(2,267)
Converted to shares of common stock	(36,306)	—
Balance as of March 31,	$—	$3,400
Gains and losses related to restricted units included in earnings for the period are reported in operating expenses in the statements of consolidated operations.
The carrying value of cash equivalents approximates fair value due to the short maturity of the instruments.

The estimated fair value and carrying amount of long-term debt as reported on the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013 is shown in the table below (refer to Note 2 for details relating to the borrowing arrangements) (in thousands). The fair value was estimated using Level 3 inputs based on rates reflective of the remaining maturity as well as the Company’s financial position.

Long-Term Debt	As of March 31, 2014		As of December 31, 2013
Description	Carrying Value	Fair Value	Carrying Value	Fair Value
Debentures	$—	$—	$6,890	$12,671
Second Lien Term Loan Facility (1)	293,280	314,743	293,821	315,284
NPI Note (2)	8,286	8,500	8,028	8,028
Senior Secured Revolving Credit Facility	—	—	115,000	115,000
Other	2,361	2,361	3,203	3,203
Total	$303,927	$325,604	$426,942	$454,186
(1) The Second Lien Term Loan Facility was repaid in full and retired in April 2014.
(2) The NPI Note was repaid in full in April 2014.

5.	Acquisitions
Marcellus JV Buy-In
Prior to the completion of the Marcellus JV Buy-In, the Company accounted for its 50% equity interest in the Marcellus joint venture under the equity method of accounting. Immediately prior to the completion of the Marcellus JV Buy-In, the fair value of the existing equity in the Marcellus joint venture was approximately $250.6 million. The acquisition date fair value of the existing equity investment was based on an income approach. The income approach, considered to be a Level 3 fair value method, calculated the present value of the future cash flows related to the natural gas properties as of the date of the transaction, utilizing a discount rate based upon market participant assumptions, natural gas strip prices as of the date of the transaction, and a decline curve consistent with our geographic peers. As a result of the Marcellus JV Buy-In, the Company was required to remeasure its equity investment at fair value, which resulted in a non-recurring gain of approximately $203.6 million during the three months ended March 31, 2014. Based on valuations performed as of the acquisition date, the natural gas properties had a fair value of approximately $343.0 million. The acquisition consolidated the resources of the Company and the Marcellus joint venture, which enables management to optimize and prioritize the development of their combined natural gas properties. The management team of the Company historically served as the management team of the Marcellus joint venture, providing it with familiarity with its assets and operations. As a result of these factors, the excess purchase price over net assets and liabilities assumed of $338.0 million was allocated to goodwill.
The purchase price allocation and resulting impact on the corresponding condensed consolidated balance sheet relating to the Marcellus JV Buy-In is as follows:

(in thousands)
Financial assets	$34,242
Proved natural gas properties, net	288,000
Unproved natural gas properties	55,000
Goodwill	338,036
Financial liabilities	(49,313)
Long-term debt	(75,400)
Deferred tax liability	(17,933)
Total identifiable net assets	$572,632

Cash paid for acquisitions	$100,000
Fair value of equity issued	222,000
Fair value of pre-existing equity investment	250,632
Total consideration	$572,632

Subsequent to the completion of the Marcellus JV Buy-In and excluding the related gain of $203.6 million recorded at January 29, 2014, the 100%-owned Marcellus joint venture contributed the following to the Company’s consolidated operating results for the three months ended March 31, 2014:

(in thousands)	Three Months Ended March 31, 2014
Revenue	$34,935
Net income	$29,467
Pro Forma Information (Unaudited)
The following unaudited pro forma combined financial information presents the Company’s results as though the Marcellus JV Buy-In has been completed at January 1, 2014 and January 1, 2013, respectively.

(in thousands, except per share data)	Three Months Ended March 31, 2014 (Pro Forma)	Three Months Ended March 31, 2013 (Pro Forma)
Pro forma net revenues	$102,402	$30,172
Pro forma net income (loss)	$124,142	$(7,762)
Pro forma earnings per share (basic)	$1.00	$(0.06)
Pro forma earnings per share (diluted)	$0.99	$(0.06)
Momentum Acquisition
On February 12, 2014, the Company, through its indirect wholly-owned subsidiary Rice Poseidon Midstream LLC, a Delaware limited liability company (“Rice Poseidon”), entered into a purchase and sale agreement with M3 Appalachia Gathering LLC, a Delaware limited liability company (“M3”), to acquire (the “Momentum Acquisition”) certain gas gathering assets in eastern Washington and Greene Counties, Pennsylvania. On April 17, 2014, the Company completed the Momentum Acquisition for aggregate consideration of approximately $110.0 million (the “Purchase Price”). The effective date for the Momentum Acquisition is March 1, 2014. The Company funded the Purchase Price with cash on hand.
The properties acquired in the Momentum Acquisition consist of a 28-mile, 6”-16” gathering system in eastern Washington County, Pennsylvania, and permits and rights of way in Washington and Greene Counties, Pennsylvania, necessary to construct an 18-mile, 30” gathering system connecting the northern system to the Texas Eastern pipeline. The northern system is supported by long-term contracts with acreage dedications covering approximately 20,000 acres from third parties. Once fully constructed, the acquired systems are expected to have an aggregate capacity of over 1 billion cubic feet of natural gas per day.

6.	Sale of Interests in Gas Properties
In December 2013, the Company agreed to sell interests in noncore assets in Guernsey County, Ohio representing an undivided 75.0% interest in certain of its Guernsey County leaseholds (representing approximately 2,136 net acres) to a third party in exchange for approximately $22.0 million, consisting of $11.0 million in cash and an $11.0 million carried working interest. Of the 2,136 net acres, 1,033 net acres closed in the first quarter of 2014. No gain or loss was recorded on this transaction.

7.	Commitments and Contingencies
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
The Utica Development Agreements have terms of ten years and are terminable upon 90 days’ notice by either party; provided that, with respect to interests included within a drilling unit, such interests shall remain subject to the applicable joint operating agreement and the Company and Gulfport shall remain operators of drilling units located in the Northern and Southern Contract Areas, respectively, following such termination.
The Company has commitments for gathering and firm transportation under existing contracts with third parties. Future payments for these items as of March 31, 2014 totaled $1,751.7 million (remainder of 2014 - $25.6 million, 2015 - $68.1 million, 2016 - $81.6 million, 2017 - $81.5 million, 2018 - $80.0 million, 2019 - $75.7 million and thereafter - $1,339.2 million).
As of March 31, 2014, the Company had two horizontal drilling rigs under contract. One of these contracts expires in 2014 and the other contract expires in 2015. Future payments for these items as of March 31, 2014 totaled $17.0 million (remainder of 2014 - $7.3 million and 2015 - $9.7 million). Any other rig performing work for us is doing so on a well-by-well basis and therefore can be released without penalty at the conclusion of drilling on the current well. These types of drilling obligations have not been included in the amounts above. The values above represent the gross amounts that we are committed to pay without regard to our proportionate share based on our working interest.
The Company is involved in various litigation matters arising in the normal course of business. Management is not aware of any actions that are expected to have a material adverse effect on its financial position or results of operations.

8.	Stockholders’ Equity
On January 29, 2014, pursuant to the Master Reorganization Agreement (the “Master Reorganization Agreement”) among Rice Energy Inc., Rice Drilling B, Rice Appalachia, Rice Holdings, Rice Partners, NGP Holdings, NGP RE Holdings, L.L.C., (“NGP RE Holdings”) NGP RE Holdings II, L.L.C. (“NGP RE II” and, together with NGP RE Holdings, “Natural Gas Partners”), Mr. Daniel J. Rice III, Rice Merger LLC (“Merger Sub”) and each of the persons holding incentive units representing interests in Rice Appalachia (collectively, the “Incentive Unitholders”) dated as of January 23, 2014, (i) (a) Rice Partners contributed a portion of its interests in Rice Appalachia to Rice Holdings, (b) Natural Gas Partners contributed its interests in Rice Appalachia to NGP Holdings and (c) the Incentive Unitholders contributed a portion of their incentive units to Rice Holdings and NGP Holdings, each in return for substantially similar incentive units in such entities; (ii) NGP Holdings, Rice Holdings and Mr. Daniel J. Rice III contributed their respective interests in Rice Appalachia to the Company in exchange for 43,452,550, 20,300,923 and 2,356,844 shares of Common Stock, respectively; (iii) Rice Partners contributed its remaining interest in Rice Appalachia to Rice Energy Inc. in exchange for 20,000,000 shares of Common Stock; (iv) the Incentive Unitholders contributed their remaining interests in Rice Appalachia to the Company in exchange for 160,831 shares of Common Stock, each of which were issued by the company in connection with the closing of the IPO. In connection with the IPO, in the first quarter of 2014, we recognized a non-cash compensation expense of $3.4 million for these 160,831 shares.
In addition, on January 29, 2014, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Rice Drilling B and Merger Sub dated as of January 23, 2014, Rice Energy Inc. issued 1,728,852 shares of Common Stock to the members of Rice Drilling B (other than Rice Appalachia) for settlement of the restricted units.
The Company’s Board of Directors did not declare or pay a dividend for the three months ended March 31, 2014 or 2013.

9.	Incentive Units
In connection with the IPO and the related corporate reorganization, the Rice Appalachia incentive unit holders contributed their Rice Appalachia incentive units to Rice Holdings and NGP Holdings in return for substantially similar incentive units in such entities (except for those related to the incentive units attributable to Mr. Daniel J. Rice III, which were settled with the issuance of 160,831 shares of our common stock). In the first quarter of 2014, certain incentive units granted by NGP Holdings to certain employees triggered the pre-determined payout criteria, resulting in a cash payment by NGP Holdings of $4.4 million. No payments were made in respect of incentive units prior to the completion of the Company’s IPO. These two transactions resulted in non-cash compensation expense of $7.8 million being recorded in the first quarter of 2014 by the Company.
As a result of the IPO, the payment likelihood related to the incentive units was deemed probable, requiring that we recognize expense. Accordingly, we recognized approximately $66.0 million of compensation expense in the first quarter of 2014 relative to these interests, and we expect to recognize approximately $85.5 million of additional compensation expense over the remaining expected service periods, related to the Rice Holdings interests. The NGP Holdings interests are considered a liability-based award and will be adjusted on a quarterly basis until all payments have been made. As of March 31, 2014, the unrecognized compensation expense related to the NGP Holdings units is approximately $93.7 million which will be recognized over the remaining expected service period. The compensation expense related to these interests is treated as additional paid in capital from Rice Holdings and NGP Holdings in our financial statements and is not deductible for federal or state income tax purposes. The compensation expense recognized is a non-cash charge, with the settlement obligation resting on NGP Holdings and Rice Holdings. Payments on the incentive units will be made by Rice Holdings and NGP Holdings and not Rice Energy Inc., and as such are not dilutive to Rice Energy Inc.
Three tranches of the incentive units have a time vesting feature. A rollforward of those units from IPO to March 31, 2014 is included below.

Vested Units Balance, January 29, 2014	641,236
Vested During Period	126,296
Forfeited During Period	—
Cancelled During Period	—
Vested Units Balance, March 31, 2014	767,532
Four tranches of the incentive units do not have a time vesting feature, and their payouts are triggered upon a future payment condition. There were no forfeitures or cancellations of those units during the first quarter of 2014.
The fair value of the incentive units was estimated using a Monte Carlo simulation valuation model with the following assumptions:

Rice Holdings
Valuation Date	1/29/2014
Dividend Yield	0.00%
Expected Volatility	47.00%
Risk-Free Rate	1.11%
Expected Life (Years)	4.0

NGP Holdings
Valuation Date	3/31/2014
Dividend Yield	0.00%
Expected Volatility	41.00%
Risk-Free Rate	0.38%
Expected Life (Years)	1.8

10.	Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share takes into account the dilutive effect of potential common stock that could be issued by the Company in conjunction with stock awards that have been granted to directors and employees. On January 29, 2014 (the “grant date”), the Company granted restricted stock units to two of its non-employee directors which are subject to a one-year cliff vesting schedule. In addition, the Company granted restricted stock units to one employee which are subject to a three-year cliff vesting schedule. On February 24, 2014, the Company granted additional restricted stock units to one employee which are subject to a three-year cliff vesting schedule. For the three months ended March 31, 2014, $0.1 million was recorded in compensation expense related to the restricted stock units. As of March 31, 2014, the Company has unrecorded compensation expense related to the restricted stock units of $0.8 million. In accordance with FASB ASC Topic 260, awards of nonvested shares shall be considered to be outstanding as of the grant date for purposes of computing diluted EPS even though their exercise is contingent upon vesting. The following is a calculation of the basic and diluted weighted-average number of shares of common stock outstanding and EPS for the three months ended March 31, 2014. Net income and weighted-average number of shares of common stock outstanding is based on the actual days in which the shares were outstanding for the period from January 29, 2014, the closing date of the IPO, to March 31, 2014.

(in thousands, except per share data)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Income (loss) (numerator):
Net income (loss)	$129,454	$(6,775)

Weighted-average shares (denominator):
Weighted-average number of shares of common stock - basic	124,646	124,646
Weighted-average number of shares of common stock - diluted	125,192	125,192

Earnings (loss) per share:
Basic	$1.04	$(0.05)
Diluted	$1.03	$(0.05)

11.	Income Taxes
At the date of IPO, Rice Energy indirectly owned 100% of Rice Drilling B and its subsidiaries. Rice Drilling B was a limited liability company not subject to federal income taxes before IPO. However, in connection with the closing of the IPO, as a result of our corporate reorganization, the Company became a corporation subject to federal income tax and, as such, our future income taxes will be dependent upon our future taxable income. The change in tax status requires the recognition of a deferred tax asset or liability for the initial temporary differences at the time of the change in status. The resulting deferred tax liability of approximately $164.5 million was recorded in equity at the date of the completion of the IPO as it represents a transaction among shareholders.
Based on management’s analysis, the Company did not have any uncertain tax positions as of March 31, 2014 and December 31, 2013.

12.	New Accounting Pronouncements
In February 2013, the FASB issued ASU, No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date,” or ASU No. 2013-04. ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires the nature and amount of the obligation as well as other information about those obligations to be disclosed. ASU 2013-04 is effective for fiscal and interim periods within those years, beginning after December 15, 2013 and should be applied retrospectively. The Company adopted this guidance effective January 1, 2014. Please refer to Note 2 and Note 13 for the required disclosure.

13.	Subsequent Events
6.25% Senior Notes Due 2022
On April 25, 2014, the Company offered $900.0 million in aggregate principal amounts of 6.25% senior notes (the “Notes”) due 2022 in a private placement to eligible purchasers under Rule 144A and Regulation S of the Securities Act, which resulted in net proceeds to us of $882.7 million after deducting estimated expenses and underwriting discounts and commissions of approximately $17.3 million. The Company used $301.8 million of the net proceeds to repay and retire the Second Lien Term Loan Facility. The Company’s obligations under the Notes, including the due and punctual payment of interest on the Notes, are fully and unconditionally, and jointly and severally, guaranteed on an unsecured basis by the Company’s subsidiary guarantors.
Third Amended and Restated Credit Agreement
Concurrently with the Senior Notes Offering, the Company, as borrower, and Rice Drilling B, as predecessor borrower, amended and restated its Senior Secured Revolving Credit Facility (“Amended Credit Agreement”) to, among other things, assign all of its rights and obligations under the Senior Secured Revolving Credit Facility to the Company, and the Company assumed all such rights and obligations as borrower under the Amended Credit Agreement. Furthermore, the Amended Credit Agreement (i) allowed for the issuance of the Notes described above and (ii) provided that the Company did not incur an immediate reduction in the borrowing base under the Senior Secured Revolving Credit Facility as a result of the issuance of the Notes (though the borrowing base will be redetermined within approximately 30 days after the issuance of the Notes) and, as such, the borrowing base under the Amended Credit Agreement immediately following the issuance of the Notes remained at $350.0 million until the next redetermination. The Amended Credit Agreement also extended the maturity date of the Senior Secured Revolving Credit Facility from April 25, 2018 to January 29, 2019. The interest rate did not change under the Amended Credit Agreement.
The Amended Credit Agreement is secured by liens on at least 80% of the proved oil and gas reserves of the Company and its subsidiaries (other than any subsidiary that is designated as an unrestricted subsidiary), as well as significant unproved acreage and substantially all of the personal property of the Company and such restricted subsidiaries, and the Amended Credit Agreement is guaranteed by such restricted subsidiaries. The Amended Credit Agreement contains restrictive covenants that limit the ability of the Company and its restricted subsidiaries to, among other things:

•	incur additional indebtedness;

•	sell assets;

•	make loans to others;

•	make investments;

•	enter into mergers;

•	make or declare dividends;

•	hedge future production or interest rates;

•	incur liens; and

•	engage in certain other transactions without the prior consent of the lenders.
The Amended Credit Agreement also requires the Company to maintain certain financial ratios, which are measured at the end of each calendar quarter, beginning March 31, 2014:

•
a current ratio, which is the ratio of consolidated current assets (including unused commitments under the Amended Credit Agreement and excluding non-cash derivative assets) to consolidated current liabilities (excluding current maturities under the Amended Credit Agreement and non-cash derivative liabilities), of not less than 1.0 to 1.0; and

•
a minimum interest coverage ratio, which is the ratio of consolidated EBITDAX (as such term is defined in the Amended Credit Agreement) based on the trailing 12 month period to consolidated interest expense, of not less than 2.5 to 1.0.

The Company was in compliance with such covenants and ratios effective as of March 31, 2014.
Momentum Acquisition
On April 17, 2014, the Company completed the Momentum Acquisition for aggregate consideration of approximately $110.0 million. The effective date for the Momentum Acquisition is March 1, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with“Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2013 Annual Report, as well as the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Some of the key factors which could cause actual results to vary from our expectations include changes in natural gas prices, the timing of planned capital expenditures, availability of acquisitions, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, and uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, as well as those factors discussed below and elsewhere in this Quarterly Report, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. See “Cautionary Statement Regarding Forward-Looking Statements.” Also, see the risk factors and other cautionary statements described under the heading “Risk Factors” included elsewhere in this Quarterly Report. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
On January 29, 2014, in connection with the closing of our initial public offering (“IPO”) we (i) completed our corporate reorganization and (ii) consummated our Marcellus JV Buy-In, each as described under “Item 1. Financial Statements - Introduction to the Condensed Consolidated Financial Statements” (the “IPO Transactions”).  As such, information presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the period from January 1, 2014 through January 29, 2014, as contained within the three months ended March 31, 2014, and for the three months ended March 31, 2013, pertain to the historical financial statements and results of operations of Rice Drilling B, our accounting predecessor, which reflects the 50% equity investment in our Marcellus joint venture owned by Rice Drilling B prior to January 29, 2014.
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
As of March 31, 2014, we held approximately 43,978 net acres in the southwestern core of the Marcellus Shale, primarily in Washington County, Pennsylvania. We established our Marcellus Shale acreage position through a combination of largely contiguous acreage acquisitions in 2009 and 2010 and through numerous bolt-on acreage acquisitions. In 2012, we acquired approximately 33,499 of our 46,700 net acres in the southeastern core of the Utica Shale, primarily in Belmont County, Ohio. We believe this area to be the core of the Utica Shale based on publicly available drilling results. We operate a substantial majority of our acreage in the Marcellus Shale and a majority of our acreage in the Utica Shale.
Since completing our first horizontal well in October 2010, our pro forma average net daily production has grown approximately 105 times to 209 million cubic feet per day (“MMcf/d”) for the first quarter of 2014. We brought four net horizontal Marcellus wells online during the first quarter of 2014. As of March 31, 2014, we had 1,313 gross (752 net) identified drilling locations, consisting of 349 gross (325 net) in the Marcellus Shale, 753 gross (233 net) in the Utica Shale and 211 gross (194 net) in the Upper Devonian Shale.
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

We use commodity derivative instruments, such as swaps, puts and collars, to manage and reduce price volatility and other market risks associated with our natural gas production. These arrangements are structured to reduce our exposure to commodity price decreases, but they can also limit the benefit we might otherwise receive from commodity price increases. Our risk management activity is accomplished through over-the-counter commodity derivative contracts with large financial institutions. We use a combination of fixed price natural gas swaps; zero cost collars and deferred puts for which we receive a fixed price (via either swap price, floor of collar or put price) for future production in exchange for a payment of the variable market price received at the time future production is sold. The prices contained in these derivative contracts are based on NYMEX Henry Hub prices. The NYMEX Henry Hub price of natural gas is a widely used benchmark for the pricing of natural gas in the United States. The actual prices realized from the sale of natural gas differ from the quoted NYMEX Henry Hub price as a result of location differentials. Location differentials to NYMEX Henry Hub prices, also known as basis differential, result from variances in regional natural gas prices compared to NYMEX Henry Hub prices as a result of regional supply and demand factors. During the fourth quarter of 2013 we began hedging basis differentials associated with our natural gas production. We elected not to designate our current portfolio of commodity derivative contracts as hedges for accounting purposes. Therefore, changes in fair value of these derivative instruments are recognized in earnings. Please read “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional discussion of our commodity derivative contracts.
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
Public Company Expenses. As a result of our IPO, we will incur direct, incremental general and administrative (“G&A”) expenses as a result of being a publicly traded company, including, but not limited to, costs associated with annual and quarterly reports to stockholders, tax return preparation, independent auditor fees, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and independent director compensation.
Corporate Reorganization and Marcellus JV Buy-In. Information presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the period from January 1, 2014 through January 29, 2014, as contained within the three months ended March 31, 2014, and for the three months ended March 31, 2013, pertain to the historical financial statements and results of operations of Rice Drilling B, our accounting predecessor, which reflects the 50% equity investment in our Marcellus joint venture owned by Rice Drilling B prior to January 29, 2014. As a result, the historical financial data may not give you an accurate indication of what our actual results would have been had the IPO Transactions been completed at the beginning of the periods presented or of what our future results of operations are likely to be. For example, concurrently with the closing of our IPO, we acquired Alpha Holdings’ 50% interest in our Marcellus joint venture and, as a result, for periods following January 29, 2014, the complete results of operations of our Marcellus joint venture are consolidated into our results of operations, as opposed to periods prior to January 29, 2014, for which the results of operations of our Marcellus joint venture are not consolidated but rather reflected as equity in income (loss) from our 50% equity investment therein.
Income Taxes. Although we are a corporation under the Internal Revenue Code subject to federal income taxes at a statutory rate of 35% of pretax earnings, we did not report any income tax benefit or expense for periods prior to the consummation of our IPO. Rice Drilling B, our accounting predecessor, is a limited liability company not subject to federal income taxes. However, in connection with the closing of the IPO, as a result of our corporate reorganization, we became a corporation subject to federal income tax and, as such, our future income taxes will be dependent upon our future taxable income. The change in tax status required the recognition of a deferred tax asset or liability for the initial temporary differences at the time of the change in status. Because we anticipate that our deductions primarily related to intangible drilling costs (“IDCs”) will exceed 2014 earnings, we expect to generate significant net operating loss assets and deferred tax liabilities. The resulting deferred tax liability of approximately $164.5 million was recorded in equity at the date of IPO. No current tax expense was recorded as of the date of the change in status. For periods following completion of the IPO, we began recording a federal income tax liability associated with our status as a corporation. Please see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—11. Income Taxes.”
Increased Drilling Activity. We brought four net horizontal Marcellus wells online during the first quarter of 2014 and expect to bring 33 net horizontal Marcellus wells online during the remainder of 2014. From 2010 through June 2013, we ran a two-rig drilling program. In June 2013, we began operating a four-rig drilling program (consisting of two tophole rigs and two horizontal rigs) on our Marcellus Shale properties. In the first quarter of 2014, we increased to a six-rig drilling program (consisting of three tophole rigs and three horizontal rigs), two of which are operating in the Utica Shale. We expect to continue to operate this six-rig drilling program through the remainder of 2014. We expect our future drilling activity will become increasingly weighted towards the development of our Utica Shale acreage. The costs and production associated with the wells we expect to drill in the Utica Shale may differ substantially from those we have historically drilled in the Marcellus Shale.
Financing Arrangements. In April 2013, we entered into our $300.0 million Second Lien Term Loan Facility agreement(“Second Lien Term Loan Facility”). Net proceeds of our Second Lien Term Loan Facility of $288.3 million after offering fees and expenses were used to repay existing debt of $176.1 million and to partially fund the acquisition of approximately 33,499 net acres in the Utica Shale in Belmont County, Ohio. As of March 31, 2014, Rice Drilling B had a balance of $293.3 million relating to the Second Lien Term Loan Facility, this includes borrowings outstanding of $297.0 million less a discount of $3.7 million.
In April 2013, we entered into our $500.0 million Senior Secured Revolving Credit Facility (“Senior Secured Revolving Credit Facility”). Concurrently with the closing of our IPO, on January 29, 2014, the Senior Secured Revolving Credit Facility was amended to, among other things, allow for the corporate reorganization that was completed simultaneously with the closing of the IPO, add us as a guarantor, increase the maximum commitment amount to $1.5 billion, increase the borrowing base to $350.0 million as a result of the Marcellus JV Buy-In and lower the interest rate owed on amounts borrowed under the Senior Secured Revolving Credit Facility. We used a portion of the net proceeds of the IPO to repay $115.0 million of borrowings under our Senior Secured Revolving Credit Facility and $75.4 million of borrowings outstanding under the revolving credit facility of our Marcellus joint venture. As of March 31, 2014, the borrowing base under our Senior Secured Revolving Credit Facility was $350.0 million with no borrowings outstanding and $71.3 million of letters of credit outstanding. Availability under the revolving credit facility was $278.7 million as of March 31, 2014.
On April 25, 2014, we issued $900.0 million (our “Senior Notes Offering”) of 6.25% senior notes due 2022 (the “Notes”) in a private placement to eligible purchasers under Rule 144A and Regulation S of the Securities Act, which resulted in net proceeds to us of $882.7 million after deducting estimated expenses and underwriting discounts and commissions of approximately $17.3 million. We used $301.8 million of the net proceeds to repay and retire the Second Lien Term Loan Facility. Concurrently with the Senior Notes Offering, we, as borrower, and Rice Drilling B, as predecessor borrower, amended the Senior Secured Revolving Credit Facility (“Amended Credit Agreement”) to, among other things, assign all of Rice Drilling B’s rights and obligations under the Senior Secured Revolving Credit Facility to us, and we assumed all such rights and obligations as borrower under the Amended Credit Agreement.
During the first quarter of 2014, our capital expenditures were financed with proceeds from the IPO and net cash provided by operating activities. In the future, we may incur additional indebtedness to fund our acquisition and development activities. Please read “Capital Resources and Liquidity—Debt Agreements” below for additional discussion of our financing arrangements.

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

	Three Months Ended March 31,
	2014	2013
NYMEX Henry Hub High	$7.94	$4.09
NYMEX Henry Hub Low	$3.96	$3.08
Differential to Average NYMEX Henry Hub (1)	$0.15	$0.11

(1)
Differential is calculated by comparing the average NYMEX Henry Hub price to our volume weighted average realized price per MMBtu before hedges, including 50% of the volumes sold by our Marcellus joint venture for the period from January 1, 2014 through January 28, 2014, contained within the three months ended March 31, 2014 and for the three months ended March 31, 2013. The remainder of the three months ended March 31, 2014 reflect (i) the completion of the corporate reorganization in connection with our initial public offering and (ii) the consummation of the Marcellus JV Buy-In, each on January 29, 2014 and as described under “Item 1. Financial Statements—Introduction to the Condensed Consolidated Financial Statements.”

We sell a substantial majority of our production to a single natural gas marketer, Sequent Energy Management, LP (“Sequent”). For the three months ended March 31, 2014, sales to Sequent represented 92% of our total sales. If our natural gas marketers decided to stop purchasing natural gas from us, our revenues could decline and our operating results and financial condition could be harmed. Although a substantial portion of production is purchased by this customer, we do not believe the loss of this customer would have a material adverse effect on our business, as other customers or markets would be accessible to us.
Pro Forma Results of Operations
Three Months Ended March 31, 2014
Below are some highlights of our pro forma financial and operating results for the three months ended March 31, 2014:

•	Our natural gas sales were $102.4 million in the three months ended March 31, 2014.

•	Our production volumes were 18,801 million cubic feet (“MMcf”) in the three months ended March 31, 2014.

•	Our per unit cash production costs were $0.79 per thousand cubic feet (“Mcf”) in the three months ended March 31, 2014.

•	Our general and administrative expenses were $11.6 million in the three months ended March 31, 2014.
The following tables set forth selected pro forma financial and operating data for the three months ended March 31, 2014:

Pro Forma Rice Energy Inc.
Three Months Ended March 31, 2014
Natural gas sales (in thousands):	$102,402

Production data (MMcf):	18,801

Average prices before effects of hedges per Mcf:	$5.45

Average realized prices after effects of hedges per Mcf (1):	$4.82

Average costs per Mcf:
Lease operating	$0.30
Gathering, compression and transportation	0.45
Production taxes and impact fees	0.04
General and administrative	0.62
Depreciation, depletion and amortization	1.51
(1)The effect of hedges includes realized gains and losses on commodity derivative transactions.

	Three Months Ended March 31, 2014
(in thousands)	Rice Energy Inc.	Consolidation of Marcellus JV Pro Forma Adjustments	Reorganization and Offering Pro Forma Adjustments	Pro Forma Rice Energy Inc.
Revenues:
Natural gas sales	$90,466	$11,936	$—	$102,402
Total revenues	90,466	11,936	—	102,402

Operating expenses:
Lease operating	5,187	420	—	5,607
Gathering, compression and transportation	7,130	1,390	—	8,520
Production taxes and impact fees	639	69	—	708
Exploration	486	—	—	486
Incentive unit expense	73,802	—	—	73,802
General and administrative	11,521	72	—	11,593
Depreciation, depletion and amortization	25,507	2,856	—	28,363
Total operating expenses	124,272	4,807	—	129,079

Operating income (loss)	(33,806)	7,129	—	(26,677)
Interest expense	(7,042)	(235)	—	(7,277)
Gain on purchase of Marcellus joint venture	203,579	—	(2,656)	200,923
Other income	602	—	—	602
Loss on derivative instruments	(20,380)	(12,191)	—	(32,571)
Amortization of deferred financing costs	(489)	(15)	—	(504)
Loss on extinguishment of debt	(143)	—	—	(143)
Write-off of deferred financing costs	(836)	—	—	(836)
Equity in income (loss) of joint ventures	(2,656)	—	2,656	—
Income (loss) before income taxes	138,829	(5,312)	—	133,517
Income tax expense	(9,375)	—	—	(9,375)

Net income (loss)	$129,454	$(5,312)	$—	$124,142

Historical Results of Operations
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Below are some highlights of our financial and operating results for the three months ended March 31, 2014:

•	Our natural gas sales were $90.5 million in the three months ended March 31, 2014 compared to $13.0 million in the three months ended March 31, 2013.

•	Our production volumes were 16,390 MMcf in the three months ended March 31, 2014 compared to 3,454 MMcf in the three months ended March 31, 2013.

•	Our per unit cash production costs were $0.80 per Mcf in the three months ended March 31, 2014 compared to $0.85 per Mcf in the three months ended March 31, 2013.

•	Our G&A expenses were $11.5 million in the three months ended March 31, 2014 compared to $1.7 million for the three months ended March 31, 2013.
The following tables set forth selected operating and financial data for the three months ended March 31, 2014 compared to the three months ended March 31, 2013:

	Rice Energy Inc.	Rice Drilling B (1)
	Three Months Ended March 31,		Amount of Change
	2014	2013
Natural gas sales (in thousands):	$90,466	$13,049	77,417

Production data (MMcf):	16,390	3,454	12,936

Average prices before effects of hedges per Mcf:	$5.52	$3.78	1.74

Average realized prices after effects of hedges per Mcf (2):	$4.84	$3.72	1.12

Average costs per Mcf:
Lease operating	$0.32	$0.36	(0.04)
Gathering, compression and transportation	0.44	0.44	—
Production taxes and impact fees	0.04	0.05	(0.01)
General and administrative	0.70	0.51	0.19
Depreciation, depletion and amortization	1.56	1.49	0.07
(1)Amounts presented for periods prior to January 29, 2014 pertain to Rice Drilling B, our accounting predecessor, which reflects the 50% equity investment in our Marcellus joint venture owned by Rice Drilling B prior to January 29, 2014. Amounts presented for the remainder of the three months ended March 31, 2014, reflects (i) the completion of the corporate reorganization in connection with our initial public offering and (ii) the consummation of the Marcellus JV Buy-In, each on January 29, 2014 and as described under “Item 1. Financial Statements—Introduction to the Condensed Consolidated Financial Statements.”
(2)The effect of hedges includes realized gains and losses on commodity derivative transactions.

	Rice Energy Inc.	Rice Drilling B
	Three Months Ended March 31,		Amount of Change
(in thousands)	2014	2013
Revenues:
Natural gas sales	$90,466	$13,049	77,417
Other revenue	—	184	(184)
Total revenues	90,466	13,233	77,233

Operating expenses:
Lease operating	5,187	1,236	3,951
Gathering, compression and transportation	7,130	1,528	5,602
Production taxes and impact fees	639	169	470
Exploration	486	898	(412)
Incentive unit expense	73,802	—	73,802
General and administrative	11,521	1,743	9,778
Depreciation, depletion and amortization	25,507	5,131	20,376
Total operating expenses	124,272	10,705	113,567

Operating income (loss)	(33,806)	2,528	(36,334)
Interest expense	(7,042)	(1,915)	(5,127)
Gain on purchase of Marcellus joint venture	203,579	—	203,579
Other income	602	248	354
Loss on derivative instruments	(20,380)	(4,993)	(15,387)
Amortization of deferred financing costs	(489)	(1,865)	1,376
Loss on extinguishment of debt	(143)	—	(143)
Write-off of deferred financing costs	(836)	—	(836)
Equity in loss of joint ventures	(2,656)	(778)	(1,878)
Income (loss) before income taxes	138,829	(6,775)	145,604
Income tax expense	(9,375)	—	(9,375)

Net income (loss)	$129,454	$(6,775)	136,229
Earnings (loss) per share—basic	$1.04	$(0.05)	1.09
Earnings (loss) per share—diluted	$1.03	$(0.05)	1.08
Natural gas sales revenues. The $77.4 million increase in natural gas sales was a result of an increase in production in the first quarter of 2014 compared to the first quarter of 2013. The increase in production was a result of increased drilling and completion activity in Washington County, Pennsylvania. In addition, average prices before the effect of hedges increased in 2014 compared to 2013.
Lease operating expenses. The $4.0 million increase in lease operating expenses is attributable to higher production during 2014. However, lease operating expenses per unit of production decreased due to improved efficiencies, primarily more producing wells per pad and lower fixed costs per well.
Gathering, compression and transportation. The $5.6 million increase in gathering, compression and transportation expenses is primarily attributable to increased firm transportation contracts in the first quarter of 2014 compared to the first quarter of 2013.
Incentive unit expense. The $73.8 million increase in incentive unit expense was due to the payment by Daniel J. Rice III of approximately $3.4 million related to his incentive unit burden, payment by NGP Holdings of approximately $4.4 million related to payments made at IPO due to the New Tier I payout multiple being achieved and approximately $66.0 million of non-cash compensation expense related to those units still outstanding, relating to the service period from date of grant through March 31, 2014.
G&A. The $9.8 million increase was primarily attributable to the additions of personnel to support our growth activities.
DD&A. The $20.4 million increase was a result of an increase in production and higher capitalized costs in the first quarter of 2014 compared to 2013. The increase in capitalized costs is consistent with our expanded drilling program and increased production during the period.

Interest expense. The $5.1 million increase was a result of higher levels of average borrowings outstanding during the first quarter of 2014 in order to fund our drilling programs.
Gain on purchase of Marcellus joint venture. The $203.6 million gain on acquisition in the first quarter of 2014 was attributable to the Marcellus JV Buy-In transaction. As a result of our acquiring the remaining ownership in our Marcellus joint venture, we are required to remeasure our equity investment at fair value, which resulted in a non-recurring gain of approximately $203.6 million during the three months ended March 31, 2014.
Loss on derivative instruments. The $20.4 million loss on derivative contracts in the first quarter of 2014 was due to an increase in underlying commodity prices, comprised of $9.2 million in unrealized losses and $11.2 million of cash payments on settlement of maturing contracts. In the first quarter of 2013, the $5.0 million loss was comprised of $4.8 million in unrealized losses and $0.2 million of cash payments made on settlement of maturing contracts. The increased loss in the first quarter of 2014 as compared to 2013 was attributable to an increase in market prices accompanied by a greater hedged volume of our natural gas production.
Capital Resources and Liquidity
Our primary sources of liquidity have been the proceeds from our IPO, equity contributions from our sponsors, borrowings under Rice Drilling B’s Second Lien Term Loan Facility and net proceeds from the sale of Rice Drilling B’s convertible debentures. We also completed our Senior Notes Offering in April 2014. Our primary use of capital has been the acquisition and development of natural gas properties. As we pursue reserve and production growth, we monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. We also expect to fund a portion of these requirements with cash flow from operations as we continue to bring additional production online.
Our future success in growing proved reserves and production will be highly dependent on the capital resources available to us. In 2014, excluding $100.0 million paid with respect to the Marcellus JV Buy-In and approximately $110.0 million paid with respect to the Momentum Acquisition, we plan to invest $1,230.0 million in our operations, including $430.0 million for drilling and completion in the Marcellus Shale, $150.0 million for drilling and completion in the Utica Shale, $385.0 million for leasehold acquisitions and $265.0 million for midstream infrastructure development. Our capital budget excludes acquisitions, other than $385.0 million for leasehold acquisitions. This represents a 96% increase over our $629.0 million pro forma 2013 capital expenditures. Without giving pro forma effect to the Marcellus JV Buy-In, our 2013 capital budget was $578.0 million. We expect to fund our 2014 capital expenditures with cash generated by operations, a portion of the net proceeds of our Senior Notes Offering, the net proceeds of our IPO and borrowings under our Senior Secured Revolving Credit Facility. A portion of our 2014 capital budget is projected to be financed with cash flows from operations derived from wells drilled on drilling locations not associated with proved reserves in our December 31, 2013 reserve report. The failure to achieve projected production and cash flows from operations from such wells could result in a reduction to our 2014 capital budget. Our 2014 capital budget may be further adjusted as business conditions warrant. The amount, timing and allocation of capital expenditures is largely discretionary and within our control. If natural gas prices decline to levels below our acceptable levels, or costs increase to levels above our acceptable levels, we could choose to defer a significant portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe will have the highest expected rates of return and potential to generate near-term cash flow. We routinely monitor and adjust our capital expenditures in response to changes in commodity prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flow and other factors both within and outside our control.
We believe that operating cash flows, available borrowings under our revolving Senior Secured Revolving Credit Facility, the proceeds from our Senior Notes Offering and the proceeds from our IPO should be sufficient to meet our cash requirements, including normal operating needs, debt service obligations, capital expenditures, and commitments and contingencies. However, to the extent that we consider market conditions favorable, we may access the capital markets to raise capital from time to time to fund acquisitions, pay down our revolving Senior Secured Revolving Credit Facility and for general working capital purposes.
See “—Debt Agreements” below for additional details on our outstanding borrowings and available liquidity under our various financing arrangements.
Cash Flow Provided by Operating Activities
Net cash provided by operating activities was $35.5 million for the three months ended March 31, 2014, compared to $9.6 million of net cash used in operating activities for the three months ended March 31, 2013. The change in operating cash flow was primarily the result of higher production in the first quarter of 2014 at a higher realized gas price, along with decreases in per unit production costs.

Cash Flow Used In Investing Activities
During the three months ended March 31, 2014 and 2013, cash flows used in investing activities were $251.3 million and $27.6 million, respectively, primarily related to our capital expenditures for drilling, development and acquisition costs. In addition, the acquisition of our Marcellus Shale joint venture resulted in a net cash outflow of $82.8 million.
Cash Flow Provided By Financing Activities
Net cash provided by financing activities of $412.8 million during the three months ended March 31, 2014 was primarily the result of the proceeds from our initial public offering, net of offering costs and offset by repayments of debt.  Net cash provided by financing activities of $21.9 million during the three months ended March 31, 2013 was primarily related to borrowings under our credit facility, net of purchase of restricted units.
Debt Agreements
6.25% Senior Notes Due 2022
On April 25, 2014, we offered $900.0 million in aggregate principal amounts of the Notes due 2022 in a private placement to eligible purchasers under Rule 144A and Regulation S of the Securities Act, which resulted in net proceeds to us of $882.7 million after deducting estimated expenses and underwriting discounts and commissions of approximately $17.3 million. We used $301.8 million of the net proceeds to repay and retire the Second Lien Term Loan Facility and expect to use the remainder to fund our capital expenditure plan.
Senior Secured Revolving Credit Facility
Concurrently with our Senior Notes Offering, we, as borrower, and Rice Drilling B, as predecessor borrower, entered into the Amended Credit Agreement to, among other things, assign all of the rights and obligations of Rice Drilling B under its Senior Secured Revolving Credit Facility to us, and we assumed all such rights and obligations as borrower under the Amended Credit Agreement. Furthermore, the Amended Credit Agreement (i) allowed for the Senior Notes Offering and (ii) provided that we did not incur an immediate reduction in the borrowing base under the Senior Secured Revolving Credit Facility as a result of the Senior Notes Offering (though the borrowing base will be redetermined within approximately 30 days after the Senior Notes Offering) and, as such, the borrowing base under the Amended Credit Agreement immediately following the Senior Notes Offering remains at $350.0 million until the next redetermination of the borrowing base. The Amended Credit Agreement also extends the maturity date of the Senior Secured Revolving Credit Facility from April 25, 2018 to January 29, 2019.
The Amended Credit Agreement is secured by liens on at least 80% of the proved oil and gas reserves of us and our subsidiaries (other than any subsidiary that is designated as an unrestricted subsidiary), as well as significant unproved acreage and substantially all of the personal property of us and such restricted subsidiaries, and the Amended Credit Agreement is guaranteed by such restricted subsidiaries. The Amended Credit Agreement contains restrictive covenants that limit the ability of us and our restricted subsidiaries to, among other things:

•	incur additional indebtedness;

•	sell assets;

•	make loans to others;

•	make investments;

•	enter into mergers;

•	make or declare dividends;

•	hedge future production or interest rates;

•	incur liens; and

•	engage in certain other transactions without the prior consent of the lenders.

The Amended Credit Agreement also requires us to maintain certain financial ratios, which are measured at the end of each calendar quarter, beginning March 31, 2014:

•
a current ratio, which is the ratio of consolidated current assets (including unused commitments under the Amended Credit Agreement and excluding non-cash derivative assets) to consolidated current liabilities (excluding current maturities under the Amended Credit Agreement and non-cash derivative liabilities), of not less than 1.0 to 1.0; and

•
a minimum interest coverage ratio, which is the ratio of consolidated EBITDAX (as such term is defined in the Amended Credit Agreement) based on the trailing twelve month period to consolidated interest expense, of not less than 2.5 to 1.0.

We were in compliance with such covenants and ratios as of March 31, 2014.
Second Lien Term Loan Facility
On April 25, 2013, Rice Drilling B entered into a Second Lien Term Loan Facility with Barclays Bank PLC, as administrative agent, and a syndicate of lenders in an aggregate principal amount of $300.0 million. Rice Drilling B estimated the discount on issuance of this instrument based upon an estimate of market rates at the inception of the instrument and recorded a discount of $4.5 million. The discount was being amortized over the life of the note using an effective interest rate of 0.284% using the effective yield method. As of March 31, 2014, Rice Drilling B had a balance of $293.3 million relating to the Second Lien Term Loan Facility, this includes borrowings outstanding of $297.0 million less a discount of $3.7 million. On April 25, 2014, we used a portion of the net proceeds from our Senior Notes Offering to repay and retire the Second Lien Term Loan Facility, in the amount of $301.8 million. The $301.8 million included the outstanding principal balance of $297.0 million, a prepayment premium in the amount of approximately $3.0 million, and all accrued but unpaid interest.
Convertible Debentures
In June of 2011, Rice Drilling B sold $60.0 million of its 12% Senior Subordinated Convertible Debentures due 2014 (the “Debentures”) in a private placement to certain accredited investors as defined in Rule 501 of Regulation D. The Debentures accrued interest at 12% per year payable monthly in arrears by the 15th day of the month and mature on July 31, 2014 (“Maturity Date”). The Debentures were Rice Drilling B’s unsecured senior obligations and ranked equally with all of Rice Drilling B’s then-current and future senior unsecured indebtedness.
In connection with the IPO, the Debentures and warrants of Rice Drilling B were amended to become convertible or exercisable for shares of our common stock. On February 28, 2014, Rice Drilling B issued a redemption notice on the remaining Debentures, which set a redemption date of March 28, 2014. Prior to the redemption date, $6.6 million of the Debentures were converted into 570,945 shares of Rice Energy Inc. common stock. The remaining principal balance of $0.3 million was not converted and is recorded as an accrued liability as of March 31, 2014 in the amount of $0.4 million, including the 50% premium of $0.1 million, and will be paid upon request from holders of the remaining Debentures. The premium of $0.1 million was recorded to expense in the three months ended March 31, 2014. As the principal amount of the Debentures outstanding has been reduced to zero, Rice Drilling B is no longer required to maintain restricted cash or comply with the restrictive covenants which apply thereto.
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
To mitigate the potential negative impact on our cash flow caused by changes in oil and natural gas prices, we have entered into financial commodity derivative contracts in the form of swaps, zero cost collars, calls, puts and basis swaps to ensure that we receive minimum prices for a portion of our future oil and natural gas production when management believes that favorable future prices can be secured. We typically hedge the NYMEX Henry Hub price for natural gas. The Amended Credit Agreement adjusted our hedging limitation. In the prior Senior Secured Revolving Credit Facility agreement, we were permitted to hedge volumes based on a percentage of expected production from proved reserve volumes. We are now permitted to hedge the greater of (i) the percentage of internally forecasted production (Column A) and (ii) the percentage of proved reserve volumes (Column B) according to the table below.

Months next succeeding the time as of which compliance is measured	Column A	Column B
Months 1 though 12	75%	85%
Months 13 through 24	50%	85%
Months 25 through 36	40%	85%
Months 37 through 48	25%	65%
Months 49 through 60	15%	65%
Our hedging activities are intended to support natural gas prices at targeted levels and to manage our exposure to natural gas price fluctuations. The counterparty is required to make a payment to us for the difference between the floor price specified in the contract and the settlement price, which is based on market prices on the settlement date, if the settlement price is below the floor price. We are required to make a payment to the counterparty for the difference between the ceiling price and the settlement price if the ceiling price is below the settlement price. These contracts may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty and zero cost collars that set a floor and ceiling price for the hedged production. For a description of our commodity derivative contracts, please see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—3. Derivative Instruments and 4. Fair Value of Financial Instruments” included elsewhere in this Quarterly Report.
By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have derivative instruments in place with three different counterparties. As of March 31, 2014, our contracts with Wells Fargo Bank N.A. accounted for 64% of the net fair market value of our derivative assets. We believe Wells Fargo Bank N.A. is an acceptable credit risk. We are not required to provide credit support or collateral to Wells Fargo Bank N.A. under current contracts, nor are they required to provide credit support or collateral to us. As of March 31, 2014 and December 31, 2013, we did not have any past due receivables from counterparties.
Critical Accounting Policies and Estimates
Our critical accounting policies are described in the notes to our Consolidated Financial Statements for the year ended December 31, 2013 contained in our 2013 Annual Report.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to our Consolidated Financial Statements contained in this Quarterly Report.  The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.
Incentive units. We recognize non-cash compensation expense for incentive units awarded to certain of our employees by NGP Holdings and Rice Holdings. In connection with our IPO and related corporate reorganization, the holders of incentive units in Rice Appalachia contributed their incentive units to Rice Holdings and NGP Holdings in return for substantially similar incentive units in such entities. This resulted in the incentive units being deemed to have been modified, and the performance conditions were considered to be probable of occurring. Therefore, their fair values were measured and compensation expense from the date of initial grant through March 31, 2014 has been recognized in the three months ended March 31, 2014.
It is currently expected that the NGP Holdings incentive units will be satisfied in cash and the Rice Holdings incentive units will be satisfied in shares of our common stock held by Rice Holdings. As a result of these different manners of payment satisfaction, the incentive units are accounted for differently, with the NGP Holdings incentive units being accounted for liability awards and the Rice Holdings incentive units being accounted for as equity awards. For the NGP Holdings incentive units, for the three months ended March 31, 2014, the fair value was measured as of March 31, 2014. For future reporting periods, the fair value used to determine the applicable compensation expense will be re-measured at each reporting period. For the Rice Holdings incentive units, the fair value of the incentive units was measured as of January 29, 2014, the date of modification. This fair value will underlie compensation expense charges for future reporting periods.
Determination of the fair value of the awards requires judgments and estimates regarding, among other things, the appropriate methodologies to follow in valuing the incentive units and the related inputs required by those valuation methodologies. The fair values underlying the compensation expense for both types of incentive units were estimated using a Monte Carlo simulation. The Monte Carlo simulation projected the share price for our common stock using the expected volatility, the risk free rate and other variables. The service period, which began on the date of grant and continues through final distribution, has been estimated primarily based upon our assumptions regarding the timing and size of secondary offerings of shares of our common stock by NGP Holdings and/or other liquidity events.
Future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions. Any change in inputs or number of inputs to this calculation could impact the valuation and thus the non-cash compensation expense recognized. See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—9. Incentive Units” for additional information. Non-cash compensation expenses related to the incentive units is included in incentive unit expense within the Consolidated Statement of Operations.
Income taxes. At the date of IPO, we indirectly owned 100% of Rice Drilling B and its subsidiaries. Rice Drilling B was a limited liability company not subject to federal income taxes before IPO. However, in connection with the closing of the IPO, as a result of our corporate reorganization, we became a corporation subject to federal income tax and, as such, our future income taxes will be dependent upon our future taxable income. The change in tax status requires the recognition of a deferred tax asset or liability for the initial temporary differences at the time of the change in status. The resulting deferred tax liability of approximately $164.5 million was recorded in equity at the date of the completion of the IPO as it represents a transaction among shareholders.
Income taxes are accounted for under the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to be recovered or settled pursuant to the provisions of ASC 740-Income Taxes. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
We will record a valuation allowance if it is deemed more likely than not that all or a portion of its deferred income tax assets will not be realized. In addition, income tax rules and regulations are subject to interpretation and the application of those rules and regulations require judgment by us and may be challenged by the taxation authorities. We follow ASC 740-10-25, which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. Only tax positions that meet the more likely than not recognition threshold are recognized.
Business Combinations. For acquisitions of working interests that are accounted for as business combinations, the results of operations are included in the Consolidated Statement of Operations from the date of acquisition. Purchase prices are allocated to assets acquired based on their estimated fair values at the time of acquisition. Fair value is the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement is based on the assumptions of market participants and not those of the reporting entity. Therefore, entity-specific intentions do not impact the measurement of fair value. The fair value of natural gas properties is determined using a risk-adjusted after-tax discounted cash flow analysis based upon significant inputs including: 1) gas prices, 2) projections of estimated quantities of natural gas reserves, including those classified as proved, probable and possible, 3) projections of future rates of production, 4) timing and amount of future development and operating costs, 5) projected reserve recovery factors, and 6) weighted average cost of capital.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risk. The term “market risk” refers to the risk of loss arising from adverse changes in oil and natural gas prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for hedging purposes, rather than for speculative trading.
Commodity price risk and hedges
For a discussion of how we use financial commodity derivative contracts to mitigate some of the potential negative impact on our cash flow caused by changes in natural gas prices, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commodity Hedging Activities.”
Interest rate risks
On April 25, 2013, Rice Drilling B entered into the Second Lien Term Loan Facility with a syndicate of banks. As of March 31, 2014, Rice Drilling B had borrowings outstanding under its Second Lien Term Loan Facility of $293.3 million which bore interest at a floating rate. The interest rate on this indebtedness as of March 31, 2014 was approximately 8.5%. Interest is payable in arrears at the end of each quarter and on the maturity date. Rice Drilling B has a choice of borrowing in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to LIBOR plus 725 basis points with a minimum LIBOR rate of 1.25%. Base rate loans bear interest at a rate per annum equal to the greatest of (i) 2.25%, (ii) the agent bank’s reference rate, (iii) the federal funds effective rate plus 50 basis points and (iv) the rate for one month Eurodollar loans plus 100 basis points, plus 625 basis points. As of March 31, 2014, the 90-day LIBOR rate was approximately 0.23%, which is 1.02% lower than the minimum LIBOR rate on the Second Lien Term Loan Facility. Accordingly, a 100 basis point increase in the LIBOR rate would not materially change our interest expense. Based on the outstanding balance on the Second Lien Term Loan Facility as of March 31, 2014 a 100 basis point increase in the LIBOR rate beyond the minimum LIBOR rate of 1.25% would increase interest expense by $2.9 million per year. On April 25, 2014, we used a portion of the net proceeds from our Senior Notes Offering to repay and retire the Second Lien Term Loan Facility in the amount of $301.8 million.
As of March 31, 2014, we had no borrowings and approximately $71.3 million in letters of credit outstanding under our Senior Secured Revolving Credit Facility. Concurrently with the closing of our IPO, we amended our Senior Secured Revolving Credit Facility to, among other things, increase the maximum commitment amount to $1.5 billion and lower the interest rate owed on amounts borrowed under the Senior Secured Revolving Credit Facility. After giving effect to the amendment, the borrowing base under our Senior Secured Revolving Credit Facility was increased to $350.0 million as a result of the Marcellus JV Buy-In. As of March 31, 2014, we had availability under our Senior Secured Revolving Credit Facility of approximately $278.7 million. We have a choice of borrowing in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to LIBOR plus an applicable margin ranging from 150 to 250 basis points following the closing of our IPO, depending on the percentage of our borrowing base utilized. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 50 to 150 basis points following the closing of our IPO as a result of the Marcellus JV Buy-In, depending on the percentage of our borrowing base utilized. The interest rate did not change under the Amended Credit Agreement.
As of March 31, 2014, we did not have any derivatives in place to mitigate the effects of interest rate risk. We may implement an interest rate hedging strategy in the future.
Counterparty and customer credit risk
Our principal exposures to credit risk are through joint interest receivables ($15.5 million as of March 31, 2014) and the sale of our natural gas production ($46.9 million in receivables as of March 31, 2014), which we market to two natural gas marketing companies. Joint interest receivables arise from billing entities who own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. We can do very little to choose who participates in our wells. We are also subject to credit risk due to concentration of our natural gas receivables with two natural gas marketing companies. We do not require our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of March 31, 2014. In light of the previously identified material weakness as described in “Item 9A. Controls and Procedures—Material Weakness in Internal Control over Financial Reporting” of our 2013 Annual Report, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2014. Notwithstanding the existence of the material weakness, management concluded that the financial statements and other financial information included in this Quarterly Report presents fairly, in all material respects, the financial condition, results of operations and cash flows for all periods presented.
Changes in Internal Control over Financial Reporting
As described in “Item 9A. Controls and Procedures—Material Weakness in Internal Control over Financial Reporting” of our 2013 Annual Report, management continues to evaluate the design and effectiveness of these control changes in connection with its ongoing evaluation, documentation, review, formalization and testing of our internal control environment over the remainder of 2014. As such, there were changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See “Part I—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—7. Commitments and Contingencies” which is incorporated in this item by reference.
Item 1A. Risk Factors
Our business faces many risks. Any of the risks discussed elsewhere in this Quarterly Report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.
There have been no material changes in our risk factors from those described in our 2013 Annual Report. For a discussion of our potential risks and uncertainties, see the information in “Item 1A. Risk Factors” in our 2013 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Securities. There were no sales of unregistered equity securities during the period covered by this report other than as previously included in a current report on Form 8-K.
Issuer Purchases of Equity Securities. Neither we nor any “affiliated purchaser” repurchased any of our equity securities during the period covered by this report.

Item 6. Exhibits

Exhibit Number	Exhibit
2.1
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

10.2
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

10.3†
Amended and Restated Liability Company Agreement of Rice Energy Appalachia, LLC (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-192894) filed with the Commission on January 8, 2014).

10.4†
Amended and Restated Liability Company Agreement of Rice Energy Holdings LLC (incorporated by reference to Exhibit 10.23 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).

10.5†
Amended and Restated Liability Company Agreement of NGP Rice Holdings LLC (incorporated by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).

10.6†	Employment Agreement (Daniel J. Rice IV) (incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
10.7†	Employment Agreement (Toby Z. Rice) (incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
10.8†	Employment Agreement (Derek A. Rice) (incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
10.9†	Employment Agreement (Grayson T. Lisenby) (incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
10.10†	Employment Agreement (James W. Rogers) (incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
10.11†	Employment Agreement (William E. Jordan) (incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
10.12†
Indemnification Agreement (Daniel J. Rice IV) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).

10.13†	Indemnification Agreement (Toby Z. Rice) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
10.14†	Indemnification Agreement (Derek A. Rice) (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
10.15†
Indemnification Agreement (Grayson T. Lisenby) (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).

10.16†	Indemnification Agreement (James W. Rogers) (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
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

10.22†	Indemnification Agreement (Chris G. Carter) (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
10.23†	Indemnification Agreement (Robert F. Vagt) (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
10.24†
Rice Energy Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-193619) filed with the Commission on January 29, 2014).

10.25†
Form of Restricted Stock Unit Agreement (Directors) (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No. 333-192894) filed with the Commission on January 8, 2014).

10.26
Amendment, Consent and Parent Guaranty to Senior Subordinated Convertible Debentures due 2014 (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No. 333-192894) filed with the Commission on January 8, 2014).

10.27
Form of Amended and Restated Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 10.41(a) of the Company’s Annual Report on Form 10-K (File No. 001-36273) filed with the Commission on March 21, 2014).

10.28
Form of Amended and Restated Bonus Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 10.42(a) of the Company’s Annual Report on Form 10-K (File No. 001-36273) filed with the Commission on March 21, 2014).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Schema Document.
101.CAL***	XBRL Calculation Linkbase Document.
101.DEF***	XBRL Definition Linkbase Document.
101.LAB***	XBRL Labels Linkbase Document.
101.PRE***	XBRL Presentation Linkbase Document.

*	Filed herewith.

**
Filed herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, except to the extent that the registrant specifically incorporates it by reference.

*** The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or Quarterly Report on Form 10-Q for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

†	Management contract or compensatory plan or agreement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICE ENERGY INC.

Date: May 14, 2014	By:	/s/ Daniel J. Rice IV
Daniel J. Rice IV
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2014	By:	/s/ Grayson T. Lisenby
Grayson T. Lisenby
Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
2.1
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

10.2
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

10.3†
Amended and Restated Liability Company Agreement of Rice Energy Appalachia, LLC (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-192894) filed with the Commission on January 8, 2014).

10.4†
Amended and Restated Liability Company Agreement of Rice Energy Holdings LLC (incorporated by reference to Exhibit 10.23 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).

10.5†
Amended and Restated Liability Company Agreement of NGP Rice Holdings LLC (incorporated by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).

10.6†	Employment Agreement (Daniel J. Rice IV) (incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
10.7†	Employment Agreement (Toby Z. Rice) (incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
10.8†	Employment Agreement (Derek A. Rice) (incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
10.9†	Employment Agreement (Grayson T. Lisenby) (incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
10.10†	Employment Agreement (James W. Rogers) (incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
10.11†	Employment Agreement (William E. Jordan) (incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
10.12†
Indemnification Agreement (Daniel J. Rice IV) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).

10.13†	Indemnification Agreement (Toby Z. Rice) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
10.14†	Indemnification Agreement (Derek A. Rice) (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
10.15†
Indemnification Agreement (Grayson T. Lisenby) (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).

10.16†	Indemnification Agreement (James W. Rogers) (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
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

10.22†	Indemnification Agreement (Chris G. Carter) (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
10.23†	Indemnification Agreement (Robert F. Vagt) (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
10.24†
Rice Energy Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-193619) filed with the Commission on January 29, 2014).

10.25†
Form of Restricted Stock Unit Agreement (Directors) (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No. 333-192894) filed with the Commission on January 8, 2014).

10.26
Amendment, Consent and Parent Guaranty to Senior Subordinated Convertible Debentures due 2014 (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No. 333-192894) filed with the Commission on January 8, 2014).

10.27
Form of Amended and Restated Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 10.41(a) of the Company’s Annual Report on Form 10-K (File No. 001-36273) filed with the Commission on March 21, 2014).

10.28
Form of Amended and Restated Bonus Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 10.42(a) of the Company’s Annual Report on Form 10-K (File No. 001-36273) filed with the Commission on March 21, 2014).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Schema Document.
101.CAL***	XBRL Calculation Linkbase Document.
101.DEF***	XBRL Definition Linkbase Document.
101.LAB***	XBRL Labels Linkbase Document.
101.PRE***	XBRL Presentation Linkbase Document.

*	Filed herewith.

**
Filed herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, except to the extent that the registrant specifically incorporates it by reference.

*** The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or Quarterly Report on Form 10-Q for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

†	Management contract or compensatory plan or agreement