Form 10-Q
period 2014-06-30
Rice Energy Inc.
filed 2014-08-11
CIK 1588238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______ to_______
Commission File Number: 001-36273
Rice Energy Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-3785773
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Woodcliff Drive Canonsburg, Pennsylvania	15317
(Address of principal executive offices)	(Zip code)

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

Number of shares of the registrant’s common stock outstanding at August 8, 2014: 128,766,038 shares

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

Commonly Used Defined Terms
As used in the Quarterly Report, unless the context indicates or otherwise requires, the following terms have the following meanings:

•	“Rice Energy,” the “Company,” “we,” “our,” “us” or like terms refer collectively to Rice Energy Inc. and its consolidated subsidiaries, including Rice Drilling B LLC;

•	“Rice Drilling B” refers to Rice Drilling B LLC, our wholly-owned subsidiary;

•	“Rice Partners” refers to Rice Energy Family Holdings, LP (formerly known as Rice Energy Limited Partners), an entity affiliated with members of the Rice family;

•	“Rice Holdings” refers to Rice Energy Holdings LLC;

•	“Rice Appalachia” refers to Rice Energy Appalachia, LLC, the parent company of Rice Drilling B prior to our initial public offering;

•	“Alpha Holdings” refers to Foundation PA Coal Company, LLC, a wholly owned indirect subsidiary of Alpha Natural Resources, Inc.;

•	“Marcellus joint venture” refers collectively to Alpha Shale Resources, LP and its general partner, Alpha Shale Holdings, LLC;

•	“Natural Gas Partners” refers to a family of private equity investment funds organized to make direct equity investments in the energy industry, including the funds invested in us; and

•	“NGP Holdings” refers to NGP Rice Holdings, LLC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Introduction to the Condensed Consolidated Financial Statements
The unaudited condensed consolidated financial statements have been prepared on the basis that Rice Energy Inc. is a corporation under the Internal Revenue Code subject to federal income tax. The unaudited condensed consolidated financial statements should be read in conjunction with the notes accompanying such unaudited condensed consolidated financial statements as well as “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each included elsewhere in this Quarterly Report. Please see “—Notes to Condensed Consolidated Financial Statements (Unaudited)—5. Acquisitions” for further details on the purchase price allocations and resulting impact on the corresponding condensed consolidated balance sheet and for the related pro forma information.
The unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2014 reflect the following transactions:
Initial Public Offering
On January 29, 2014, we completed our initial public offering (“IPO”) of 50,000,000 shares of our $0.01 par value common stock, which included 30,000,000 shares sold by us, 14,000,000 shares sold by NGP Holdings, the selling stockholder in our IPO and 6,000,000 shares sold subject to an option granted to the underwriters by the selling stockholder.
The net proceeds of our IPO, based on the public offering price of $21.00 per share, were approximately $993.5 million, which resulted in net proceeds to us of $593.6 million after deducting expenses and underwriting discounts and commissions of approximately $36.4 million and the net proceeds to the selling stockholder of approximately $399.0 million after deducting expenses and underwriting discounts of approximately $21.0 million. We did not receive any proceeds from the sale of the shares by the selling stockholder. A portion of the net proceeds from our IPO were used to repay all outstanding borrowings under the revolving credit facility of our Marcellus joint venture, to make a $100.0 million payment to Alpha Holdings in partial consideration for the Marcellus JV Buy-In (as defined below) and to repay all outstanding borrowings under our Senior Secured Revolving Credit Facility (as defined below). The remainder of the net proceeds from our IPO has been used to fund a portion of our capital expenditure plan.
Corporate Reorganization
A corporate reorganization occurred concurrently with the completion of our IPO on January 29, 2014. As a part of this corporate reorganization, we acquired all of the outstanding membership interests in Rice Appalachia and Rice Drilling B (other than those already held by Rice Appalachia) in exchange for shares of our common stock. Our business continues to be conducted through Rice Drilling B, now a wholly owned subsidiary. This reorganization constituted a common control transaction and the accompanying consolidated financial statements are presented as though this reorganization had occurred for the earliest period presented.
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
In connection with the IPO and the related corporate reorganization, the holders of incentive units in Rice Appalachia contributed their Rice Appalachia incentive units (except for those incentive units related to the incentive burden attributable to Mr. Daniel J. Rice III, which we acquired from the holder of such incentive units in exchange for the issuance of 160,831 shares of our common stock as described above) to Rice Holdings and NGP Holdings in return for substantially similar incentive units in such entities. In the first quarter of 2014, certain incentive units granted by NGP Holdings to certain employees triggered the pre-determined payout criteria, resulting in a cash payment by NGP Holdings of $4.4 million. No payments were made in respect of incentive units prior to the completion of the IPO. The exchange of incentive units and cash payment collectively resulted in non-cash compensation expense of $7.8 million being recorded in the first quarter of 2014 by the Company.
As a result of the IPO, the payment likelihood related to the incentive units was deemed probable, requiring that we recognize expense. Accordingly, we recognized approximately $67.5 million of compensation expense through the second quarter of 2014 relative to these interests, and we expect to recognize approximately $86.6 million of additional compensation expense over the remaining expected service periods, related to the Rice Holdings interests. The NGP Holdings interests are considered a liability-based award and will be adjusted on a quarterly basis until all payments have been made. As of June 30, 2014, the unrecognized compensation expense related to the NGP Holdings units is approximately $125.5 million, which will be recognized over the remaining expected service period. The compensation expense related to these interests is treated as additional paid in capital from Rice Holdings and NGP Holdings in our financial statements and is not deductible for federal or state income tax purposes. The compensation expense recognized is a non-cash charge, with the settlement obligation resting on NGP Holdings and Rice Holdings. Payments on the incentive units will be made by Rice Holdings and NGP Holdings and not Rice Energy Inc., and as such are not dilutive to Rice Energy Inc.
Marcellus JV Buy-In
On January 29, 2014, in connection with the closing of the IPO and pursuant to the Transaction Agreement between us and Alpha Holdings dated as of December 6, 2013, we completed our acquisition of Alpha Holdings’ 50% interest in our Marcellus joint venture in exchange for total consideration of $322.0 million, consisting of $100.0 million of cash and our issuance to Alpha Holdings of 9,523,810 shares of our common stock (the “Marcellus JV Buy-In”). This transaction resulted in a non-recurring gain of $203.6 million in the first quarter of 2014 due to the remeasurement of our previously recorded equity investment at fair value.

Rice Energy Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands)	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash	$471,530	$31,612
Restricted cash	—	8,268
Accounts receivable	78,670	31,765
Receivable from affiliate	39	2,244
Deposits	19,328	601
Prepaid expenses and other	2,765	262
Total current assets	572,332	74,752

Investments in joint ventures	—	49,814
Gas collateral account	3,995	3,700
Proved natural gas properties, net	714,570	270,523
Unproved natural gas properties	793,872	457,836
Property and equipment, net	10,018	5,972
Deferred financing costs, net	20,193	12,292
Goodwill	338,036	—
Intangible assets, net	48,607	—
Other non-current assets	373	—
Derivative assets	—	4,921
Total assets	$2,501,996	$879,810

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$1,324	$20,120
Accounts payable	53,178	51,219
Royalties payable	30,984	9,393
Accrued interest	10,313	250
Accrued capital expenditures	64,086	16,753
Other accrued liabilities	18,671	8,283
Leasehold payable	11,194	18,606
Derivative liability	17,505	965
Payable to affiliate	344	6,148
Operated prepayment liability	3,755	1,201
Total current liabilities	211,354	132,938

Long-term liabilities:
Long-term debt	900,000	406,822
Leasehold payable	3,460	1,675
Deferred tax liabilities	187,220	—
Restricted units	—	36,306
Other long-term liabilities	8,510	3,422
Total liabilities	1,310,544	581,163
Stockholders' equity	1,191,452	298,647
Total liabilities and stockholders’ equity	$2,501,996	$879,810
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2014	2013	2014	2013
Revenues:
Operating revenues	$91,940	$23,877	$182,417	$37,110

Operating expenses:
Lease operating	6,667	2,781	11,853	4,017
Gathering, compression and transportation	9,176	2,058	16,306	3,586
Production taxes and impact fees	871	338	1,510	507
Exploration	473	548	959	1,447
Incentive unit expense	1,474	—	75,276	—
Restricted unit expense	—	7,706	—	7,706
Stock compensation expense	1,125	—	1,216	—
General and administrative	14,845	4,040	26,275	5,782
Depreciation, depletion and amortization	32,552	8,362	58,059	13,493
Amortization of intangible assets	340	—	340	—
Total operating expenses	67,523	25,833	191,794	36,538

Operating income (loss)	24,417	(1,956)	(9,377)	572
Interest expense	(15,941)	(5,176)	(22,983)	(7,090)
Gain on purchase of Marcellus joint venture	—	—	203,579	—
Other income (loss)	(195)	(693)	396	(446)
Gain (loss) on derivative instruments	(11,198)	13,641	(31,578)	8,648
Amortization of deferred financing costs	(532)	(1,937)	(1,021)	(3,802)
Loss on extinguishment of debt	(3,001)	—	(3,144)	—
Write-off of deferred financing costs	(6,060)	—	(6,896)	—
Equity in income (loss) of joint ventures	—	15,707	(2,656)	14,929
Income (loss) before income taxes	(12,510)	19,586	126,320	12,811
Income tax benefit (expense)	4,593	—	(4,782)	—

Net income (loss)	$(7,917)	$19,586	$121,538	$12,811
Earnings (loss) per share—basic	$(0.06)	$0.24	$1.00	$0.18
Earnings (loss) per share—diluted	$(0.06)	$0.23	$0.99	$0.17

Pro forma income tax benefit			$5,560
Pro forma net income			$127,097
Earnings per share—basic			$1.04
Earnings per share—diluted			$1.04
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$121,538	$12,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	58,059	13,493
Amortization of deferred financing costs	1,021	3,802
Amortization of intangibles	340	—
Incentive unit expense	75,276	—
Write-off of deferred financing costs	6,896	—
Loss on extinguishment of debt	3,144	—
Restricted unit expense	—	7,706
Stock compensation expense	1,216	—
Derivative instruments fair value loss	31,578	(8,648)
Cash payments for settled derivatives	(20,953)	(1,841)
Income tax expense	4,782	—
Fair value gain on purchase of Marcellus joint venture	(203,579)	—
Equity in (income) loss of joint ventures	2,656	(14,929)
(Increase) decrease in:
Accounts receivable	(31,553)	(7,743)
Receivable from affiliate	2,216	9,169
Gas collateral account	—	(1,652)
Prepaid expenses and other	(2,470)	(348)
Increase (decrease) in:
Accounts payable	(1,130)	(125)
Royalties payable	13,683	6,693
Other accrued expenses	22,153	324
Payable to affiliate	(9,644)	688
Net cash provided by operating activities	75,229	19,400

Cash flows from investing activities:
Capital expenditures for natural gas properties	(437,620)	(232,253)
Acquisition of Marcellus joint venture, net of cash acquired	(82,766)	—
Acquisition of Momentum assets	(111,447)	—
Capital expenditures for property and equipment	(4,030)	(532)
Proceeds from sale of interest in gas properties	11,542	—
Net cash used in investing activities	(624,321)	(232,785)

Cash flows from financing activities:
Proceeds from borrowings	900,000	321,003
Repayments of debt obligations	(498,865)	(104,602)
Restricted cash for convertible debt	8,268	(72,000)
Debt issuance costs	(18,436)	(7,993)
Common stock issuance	—	197,990
Repurchase of common stock	—	(2,267)
Costs relating to initial public offering	(1,405)	—
Proceeds from conversion of warrants	948	—
Proceeds from issuance of common stock sold in initial public offering, net of underwriting fees	598,500	—
Net cash provided by financing activities	989,010	332,131

Net increase in cash	439,918	118,746
Cash at the beginning of the year	31,612	8,547
Cash at the end of the year	$471,530	$127,293
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Statements of Condensed Consolidated Equity
(Unaudited)

(in thousands)	Common Stock ($0.01 par)	Additional Paid-In Capital	Accumulated Deficit	Total
Balance, January 1, 2013	$622	$166,901	$(29,332)	$138,191
Capital contributions, net	258	197,732	—	197,990
Consolidated net income	—	—	12,811	12,811
Balance, June 30, 2013	$880	$364,633	$(16,521)	$348,992

(in thousands)	Common Stock ($0.01 par)	Additional Paid-In Capital	Accumulated (Deficit) Earnings	Total
Balance, January 1, 2014	$880	$362,875	$(65,108)	$298,647
Shares of common stock sold in initial public offering, net of offering costs	300	593,120	—	593,420
Shares of common stock issued in purchase of Marcellus joint venture	95	221,905	—	222,000
Conversion of restricted units into shares of common stock at IPO	—	36,306	—	36,306
Conversion of convertible debentures into shares of common stock after IPO	6	6,599	—	6,605
Conversion of warrants into shares of common stock after IPO	6	942	—	948
Incentive unit compensation	—	75,276	—	75,276
Stock compensation	—	1,216	—	1,216
Tax impact of initial public offering and corporate reorganization	—	(164,504)	—	(164,504)
Consolidated net income	—	—	121,538	121,538
Balance, June 30, 2014	$1,287	$1,133,735	$56,430	$1,191,452
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Rice Energy Inc. (the “Company”) have been prepared by the Company’s management in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and applicable rules and regulations promulgated under the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of June 30, 2014 and its condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 and of cash flows for the six months ended June 30, 2014 and 2013. The condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results to be expected for future periods. A corporate reorganization occurred concurrently with the completion of our IPO on January 29, 2014. As a part of this corporate reorganization, we acquired all of the outstanding membership interests in Rice Appalachia and Rice Drilling B (other than those already held by Rice Appalachia) in exchange for shares of our common stock. Our business continues to be conducted through Rice Drilling B, now a wholly owned subsidiary. This reorganization constituted a common control transaction and the accompanying consolidated financial statements are presented as though this reorganization had occurred for the earliest period presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes therein for the year ended December 31, 2013, as filed with the Securities and Exchange Commission by the Company in its 2013 Annual Report. Certain prior period financial statement amounts have been reclassified to conform to current period presentation.

2.	Long-Term Debt
Long-term debt consists of the following as of June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014	December 31, 2013
Long-term Debt
Senior Notes Due 2022(a)	$900,000	$—
Second Lien Term Loan Facility (b)	—	293,821
Senior Secured Revolving Credit Facility (c)	—	115,000
Debentures (d)	—	6,890
NPI Note	—	8,028
Other	1,324	3,203
Total debt	$901,324	$426,942
Less current portion	1,324	20,120
Long-term debt	$900,000	$406,822
6.25% Senior Notes Due 2022 (a)
On April 25, 2014, the Company issued $900.0 million (the “Senior Notes Offering”) in aggregate principal amount of 6.25% senior notes due 2022 (the “Notes”) in a private placement to eligible purchasers under Rule 144A and Regulation S of the Securities Act, which resulted in net proceeds of $882.7 million, after deducting estimated expenses and the initial purchasers' discounts of approximately $17.3 million. The Company used $301.8 million of the net proceeds to repay and retire the Second Lien Term Loan Facility (defined below), with the remainder expected to be used to fund a portion of the Company’s 2014 capital expenditure program.
The Notes will mature on May 1, 2022, and interest is payable on the Notes on each May 1 and November 1, commencing on November 1, 2014. At any time prior to May 1, 2017, the Company may redeem up to 35% of the Notes at a redemption price of 106.25% of the principal amount, plus accrued and unpaid interest to the redemption date, with the proceeds of certain equity offerings so long as the redemption occurs within 180 days of completing such equity offering and at least 65% of the aggregate principal amount of the Notes remains outstanding after such redemption. Prior to May 1, 2017, the Company may redeem some or all of the notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. Upon the occurrence of a Change of Control (as defined in the indenture governing the notes (the "Indenture"), unless the Company has given notice to redeem the Notes, the holders of the Notes will have the right to require the Company to repurchase all or a portion of the Notes at a price equal to 101% of the aggregate principal amount of the Notes, plus any accrued and unpaid interest to the date of purchase. On or after May 1, 2017, the

Company may redeem some or all of the Notes at redemption prices (expressed as percentages of principal amount) equal to 104.688% for the twelve-month period beginning on May 1, 2017, 103.125% for the twelve-month period beginning May 1, 2018, 101.563% for the twelve-month period beginning on May 1, 2019 and 100.000% beginning on May 1, 2020, plus accrued and unpaid interest to the redemption date.
The Notes are the Company’s senior unsecured obligations, rank equally in right of payment with all of the Company’s existing and future senior debt, and will rank senior in right of payment to all of the Company’s future subordinated debt. The Notes will be effectively subordinated to all of the Company’s existing and future secured debt to the extent of the value of the collateral securing such indebtedness.
The Indenture restricts the Company’s ability and the ability of certain of its subsidiaries to: (i) incur or guarantee additional debt or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire our capital stock or subordinated debt; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; (vii) transfer and sell assets; and (viii) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications. If at any time when the Notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will terminate and the Company and its subsidiaries will cease to be subject to such covenants.
The Indenture contains customary events of default, including:

•	default in any payment of interest on any Note when due, continued for 30 days;

•	default in the payment of principal of or premium, if any, on any Note when due;

•	failure by the Company to comply with its other obligations under the Indenture, in certain cases subject to notice and grace periods;

•
payment defaults and accelerations with respect to other indebtedness of the Company and its Restricted Subsidiaries (as defined in the Indenture) in the aggregate principal amount of $25.0 million or more;

•
certain events of bankruptcy, insolvency or reorganization of the Company or a Significant Subsidiary (as defined in the Indenture) or group of Restricted Subsidiaries that, taken together, would constitute a Significant Subsidiary;

•	failure by the Company or Restricted Subsidiary to pay certain final judgments aggregating in excess of $25.0 million within 60 days; and

•	any guarantee of the Notes by a Guarantor ceases to be in full force and effect, is declared null and void in a judicial proceeding or is denied or disaffirmed by its maker.
In connection with the issuance and sale of the Notes, the Company and certain of the Company's subsidiaries (the "Guarantors") entered into a registration rights agreement with the Initial Purchasers, dated April 25, 2014. Pursuant to the registration rights agreement, the Company and the Guarantors have agreed to file a registration statement with the Securities and Exchange Commission so that holders of the Notes can exchange the Notes for registered notes that have substantially identical terms as the Notes. In addition, the Company and the Guarantors have agreed to exchange the guarantee related to the Notes for a registered guarantee having substantially the same terms as the original guarantee. The Company and the Guarantors will use commercially reasonable efforts to cause the exchange to be completed within 365 days after the issuance of the Notes. The Company and the Guarantors are required to pay additional interest if they fail to comply with their obligations to register the Notes within the specified time periods.
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
On April 25, 2014, the Company used a portion of the net proceeds from the Senior Notes Offering to repay and retire the Second Lien Term Loan Facility in the amount of $301.8 million. The payment was comprised of repayment of the principal balance of $297.0 million, a pre-payment penalty of $3.0 million and accrued but unpaid interest of $1.8 million. The pre-payment penalty is presented as loss on extinguishment of debt in the condensed consolidated statements of operations for the three months ended June 30, 2014. The pre-payment also resulted in a debt extinguishment and subsequent write-off of the unamortized deferred finance costs of $6.1 million presented in the condensed consolidated statements of operations for the three months ended June 30, 2014.
Senior Secured Revolving Credit Facility (c)
On April 25, 2013, Rice Drilling B entered into a Senior Secured Revolving Credit Facility (“Senior Secured Revolving Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders with a maximum credit amount of $500.0 million and a sublimit for letters of credit of $10.0 million. Concurrently with the closing of the IPO, on January 29, 2014, Rice Drilling B amended its Senior Secured Revolving Credit Facility to, among other things, allow for the corporate reorganization that was completed simultaneously with the closing of the IPO, add the Company as a guarantor, increase the maximum commitment amount to $1.5 billion and lower the interest rate on amounts borrowed under the Senior Secured Revolving Credit Facility. The Company used a portion of the net proceeds of the IPO to repay $115.0 million of borrowings under the Senior Secured Revolving Credit Facility. After giving effect to the amendment, the borrowing base under the Senior Secured Revolving Credit Facility was increased to $350.0 million as a result of the Marcellus JV Buy-In.
In April 2014, concurrently with the Senior Notes Offering (defined below), the Company, as borrower, and Rice Drilling B, as predecessor borrower, amended and restated its Senior Secured Revolving Credit Facility (“Amended Credit Agreement”) to, among other things, assign all of the rights and obligations of Rice Drilling B as borrower under the Senior Secured Revolving Credit Facility to the Company. Furthermore, the Amended Credit Agreement (i) allowed for the issuance of the Notes described below and (ii) provided that the Company did not incur an immediate reduction in the borrowing base under the Senior Secured Revolving Credit Facility as a result of the issuance of the Notes. As such, the borrowing base under the Amended Credit Agreement immediately following the issuance of the Notes remained at $350.0 million. The Amended Credit Agreement also extended the maturity date of the Senior Secured Revolving Credit Facility from April 25, 2018 to January 29, 2019. The amount available to be borrowed under the Amended Credit Agreement is subject to a semi-annual borrowing base redetermination that depends on, among other factors, the volumes of the Company’s proved oil and gas reserves. A redetermination occurred in May 2014, which increased the borrowing base to $385.0 million. The next redetermination is scheduled to take effect in October 2014 based on the redetermination criteria as of July 1, 2014. As of June 30, 2014, the borrowing base was $385.0 million and the sublimit for letters of credit was $100.0 million. The Company had zero borrowings outstanding and approximately $71.6 million in letters of credit outstanding under its Amended Credit Agreement as of June 30, 2014, resulting in availability of $313.4 million.
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
The Amended Credit Agreement also requires the Company to maintain certain financial ratios, which are measured at the end of each calendar quarter:

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

The Company was in compliance with such covenants and ratios effective as of June 30, 2014.
Debentures (d)
In June of 2011, Rice Drilling B sold $60.0 million of its 12% Senior Subordinated Convertible Debentures due 2014 (the “Debentures”) in a private placement to certain accredited investors as defined in Rule 501 of Regulation D. The Debentures accrued interest at 12% per year payable monthly in arrears by the 15th day of the month and had a scheduled maturity date of July 31, 2014 (“Maturity Date”). The Debentures were Rice Drilling B’s unsecured senior obligations and ranked equally with all of Rice Drilling B’s then-current and future senior unsecured indebtedness.
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
At any time after July 31, 2013 until the Maturity Date, Rice Drilling B had the right to redeem all, but not less than all, of the Debentures on 30 days prior written notice at a redemption price equal to 100% of the principal amount of the Debentures plus a premium of 50%. In connection with the IPO, the Debentures and warrants of Rice Drilling B were amended to become convertible or exercisable for shares of common stock of the Company. On February 28, 2014, Rice Drilling B issued a redemption notice on the remaining Debentures, which set a redemption date of March 28, 2014. Prior to the redemption date, $6.6 million of the Debentures were converted into 570,945 shares of the Company's common stock. The remaining principal balance of $0.3 million that was not converted will be paid upon request from holders of the remaining Debentures. The premium of $0.1 million was recorded to expense in the six months ended June 30, 2014. As of June 30, 2014, the remaining principal balance was $0.2 million.
In connection with the convertible debt offering, Rice Drilling B granted warrants that were issued on August 15, 2011, to certain of the broker-dealers involved in the private placement. These warrants are considered to be separate instruments issued solely in lieu of cash compensation for services provided by the broker-dealers. Two separate classes of warrants were issued with the sole difference being the exercise price. At June 30, 2014, 266 warrants remain exercisable at a weighted average price of $11.57 per share of the Company's common stock. The 266 warrants are exercisable in exchange for up to 229,668 shares. During the first quarter of 2014, warrants were exercised in exchange for 54,032 shares of the Company's common stock and during the second quarter of 2014, warrants were exercised for 505,734 shares of the Company's common stock.
Expected Aggregate Maturities
Expected aggregate maturities of notes payable as of June 30, 2014 are as follows (in thousands):

Remainder of Year Ending December 31, 2014	$644
Year Ending December 31, 2015	680
Year Ending December 31, 2016	—
Year Ending December 31, 2017	—
Year Ending December 31, 2018 and Beyond	900,000
Total	$901,324
Interest paid in cash was $1.8 million and $8.8 million for the three and six months ended June 30, 2014, respectively, and $7.3 million and $10.7 million for the three and six months ended June 30, 2013, respectively.

3.	Derivative Instruments
The Company uses derivative commodity instruments that are placed with major financial institutions whose creditworthiness is regularly monitored. Our derivative counterparties share in the Amended Credit Agreement collateral. The Company’s derivative commodity instruments have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized in income currently. As of June 30, 2014, the Company has entered into derivative instruments with Wells Fargo Bank, N.A., Bank of Montreal, Citibank, N.A. and Barclays Bank PLC, fixing the price it receives for a portion of its natural gas through December 1, 2017, as summarized in the following table:

Swap Contract Expiration	MMBtu/day	Weighted Average Price
2014	164,000	$4.120
2015	92,000	$4.160
2016	148,000	$4.200
2017	60,000	$4.240

Collar Contract Expiration	MMBtu/day	Floor/Ceiling
2014	10,000	$3.000/$5.800
2015	122,000	$3.960/$4.710

Basis Contract Expiration	MMBtu/day	Swap ($/MMBtu)
2014	55,000	$(0.350)
2015	62,000	$(0.570)
2016	38,000	$(0.630)

Put Contract Expiration	MMBtu/day	Swap ($/MMBtu)
2014	50,000	$0.450
The following tables present the gross amounts of recognized derivative assets and liabilities, the amounts offset under netting arrangements with counterparties, and the resulting net amounts presented in the condensed consolidated balance sheets for the periods presented, all at fair value:

	As of June 30, 2014
(in thousands)	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting arrangements	Derivative Instruments, net
Derivative assets	$18,194	$(18,194)	$—
Derivative liabilities	$37,857	$(18,194)	$19,663

	As of December 31, 2013
(in thousands)	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting arrangements	Derivative Instruments, net
Derivative assets	$13,000	$(4,700)	$8,300
Derivative liabilities	$256	$(4,600)	$(4,344)
The following table presents the realized and unrealized gains or losses presented as gain or loss on derivatives in the condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Realized loss	$(9,795)	$(1,635)	$(20,953)	$(1,841)
Unrealized gain (loss)	$(1,403)	$15,276	$(10,625)	$10,489

4.	Fair Value of Financial Instruments
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

The following assets and liabilities were measured at fair value on a recurring basis during the period (refer to Note 3 for details relating to derivative instruments):

	As of June 30, 2014
(in thousands)		Fair Value Measurements at Reporting Date Using
(in thousands)	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative instruments, at fair value	$—	$—	$—	$—	$—
Total assets	$—	$—	$—	$—	$—

Liabilities:
Derivative instruments, at fair value	$19,663	$19,663	$—	$19,663	$—
Total liabilities	$19,663	$19,663	$—	$19,663	$—

	As of December 31, 2013
		Fair Value Measurements at Reporting Date Using
(in thousands)	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative instruments, at fair value	$4,921	$4,921	$—	$4,921	$—
Total assets	$4,921	$4,921	$—	$4,921	$—

Liabilities:
Restricted units, at fair value	$36,306	$36,306	$—	$—	$36,306
Derivative instruments, at fair value	965	965	—	965	—
Total liabilities	$37,271	$37,271	$—	$965	$36,306

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	2014	2013
Balance as of January 1,	$36,306	$5,667
Total gain or losses:
Included in earnings	—	—
Transfers in and/or out of Level 3	—	—
Repurchase of restricted units	—	(2,267)
Converted to shares of common stock	(36,306)	—
Balance as of June 30,	$—	$3,400
Gains and losses related to restricted units included in earnings for the period are reported in operating expenses in the statements of consolidated operations.
The carrying value of cash equivalents approximates fair value due to the short maturity of the instruments.

The estimated fair value and carrying amount of long-term debt as reported on the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013 is shown in the table below (refer to Note 2 for details relating to the borrowing arrangements). The fair value was estimated using Level 3 inputs based on rates reflective of the remaining maturity as well as the Company’s financial position.

	As of June 30, 2014		As of December 31, 2013
Long-Term Debt (in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes Offering	$900,000	$916,490	$—	$—
Second Lien Term Loan Facility	—	—	293,821	315,284
Senior Secured Revolving Credit Facility	—	—	115,000	115,000
Debentures	—	—	6,890	12,671
NPI Note	—	—	8,028	8,028
Other	1,324	1,324	3,203	3,203
Total	$901,324	$917,814	$426,942	$454,186

5.	Acquisitions
Marcellus JV Buy-In
Prior to the completion of the Marcellus JV Buy-In, the Company accounted for its 50% equity interest in the Marcellus joint venture under the equity method of accounting. Immediately prior to the completion of the Marcellus JV Buy-In, the fair value of the existing equity in the Marcellus joint venture was approximately $250.6 million. The acquisition date fair value of the existing equity investment was based on an income approach. The income approach, considered to be a Level 3 fair value method, calculated the present value of the future cash flows related to the natural gas properties as of the date of the transaction, utilizing a discount rate based upon market participant assumptions, natural gas strip prices as of the date of the transaction, and a decline curve consistent with our geographic peers. As a result of the Marcellus JV Buy-In, the Company was required to remeasure its equity investment at fair value, which resulted in a non-recurring gain of approximately $203.6 million during the six months ended June 30, 2014. Based on valuations performed as of the acquisition date, the natural gas properties had a fair value of approximately $343.0 million. The acquisition consolidated the resources of the Company and the Marcellus joint venture, which enables management to optimize and prioritize the development of their combined natural gas properties. The management team of the Company historically served as the management team of the Marcellus joint venture, providing it with familiarity with its assets and operations. As a result of these factors, the excess purchase price over net assets and liabilities assumed of $338.0 million was allocated to goodwill.
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

Subsequent to the completion of the Marcellus JV Buy-In and excluding the related gain of $203.6 million recorded at January 29, 2014, the 100%-owned Marcellus joint venture contributed the following to the Company’s consolidated operating results for the six months ended June 30, 2014:

(in thousands)	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Revenue	$37,666	$72,600
Net income	$15,945	$45,412
Pro Forma Information (Unaudited)
The following unaudited pro forma combined financial information presents the Company’s results as though the Marcellus JV Buy-In had been completed at January 1, 2014 and January 1, 2013, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013
Pro forma net revenues	$91,940	$50,545	$194,353	$80,717
Pro forma net income (loss)	$(153)	$35,476	$(76,934)	$27,714
Pro forma earnings (loss) per share (basic)	$—	$0.43	$(0.60)	$0.38
Pro forma earnings (loss) per share (diluted)	$—	$0.43	$(0.60)	$0.38
Momentum Acquisition
On February 12, 2014, the Company, through its indirect wholly-owned subsidiary Rice Poseidon Midstream LLC, a Delaware limited liability company (“Rice Poseidon”), entered into a purchase and sale agreement with M3 Appalachia Gathering LLC, a Delaware limited liability company (“M3”), to acquire (the “Momentum Acquisition”) certain gas gathering assets in eastern Washington and Greene Counties, Pennsylvania. On April 17, 2014, the Company completed the Momentum Acquisition for aggregate consideration of approximately $111.4 million (the “Purchase Price”). The Company funded the Purchase Price with cash on hand.
As of June 30, 2014, $48.9 million of the purchase price was allocated to intangible assets related to customer contracts on the condensed consolidated balance sheets and the remaining balance was recorded to proved and unproved natural gas properties. The customer contracts are amortized using a straight line method and amortization expense recorded in the condensed consolidated statements of operations for the three and six months ended June 30, 2014 was $0.3 million. The estimated annual amortization expense over the next five years is as follows: remainder of 2014 - $0.8 million, 2015 - $1.6 million, 2016 - $1.6 million, 2017 - $1.6 million, 2018 - $1.6 million.
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
The Company has commitments for gathering and firm transportation under existing contracts with third parties. Future payments for these items as of June 30, 2014 totaled $2,384.5 million (remainder of 2014 - $19.5 million, 2015 - $94.8 million, 2016 - $113.6 million, 2017 - $113.4 million, 2018 - $112.0 million, 2019 - $107.6 million and thereafter - $1,823.6 million).
As of June 30, 2014, the Company had three horizontal drilling rigs under contract that expire in 2015. Future payments for these items as of June 30, 2014 totaled $29.1 million (remainder of 2014 - $13.1 million and 2015 - $16.0 million). Any other rig performing work for us is doing so on a well-by-well basis and therefore can be released without penalty at the conclusion of drilling on the current well. These types of drilling obligations have not been included in the amounts above. The values above represent the gross amounts that we are committed to pay without regard to our proportionate share based on our working interest.
The Company is involved in various litigation matters arising in the normal course of business. Management is not aware of any actions that are expected to have a material adverse effect on its financial position or results of operations.

7.	Stockholders’ Equity
On January 29, 2014, pursuant to the Master Reorganization Agreement (the “Master Reorganization Agreement”) among the Company, Rice Drilling B, Rice Appalachia, Rice Holdings, Rice Partners, NGP Holdings, NGP RE Holdings, L.L.C., (“NGP RE Holdings”) NGP RE Holdings II, L.L.C. (“NGP RE II” and, together with NGP RE Holdings, “Natural Gas Partners”), Mr. Daniel J. Rice III, Rice Merger LLC (“Merger Sub”) and each of the persons holding incentive units representing interests in Rice Appalachia (collectively, the “Incentive Unitholders”) dated as of January 23, 2014, (i) (a) Rice Partners contributed a portion of its interests in Rice Appalachia to Rice Holdings, (b) Natural Gas Partners contributed its interests in Rice Appalachia to NGP Holdings and (c) the Incentive Unitholders contributed a portion of their incentive units to Rice Holdings and NGP Holdings, in each case in return for substantially similar incentive units in such entities; (ii) NGP Holdings, Rice Holdings and Mr. Daniel J. Rice III contributed their respective interests in Rice Appalachia to the Company in exchange for 43,452,550, 20,300,923 and 2,356,844 shares of common stock, respectively; (iii) Rice Partners contributed its remaining interest in Rice Appalachia to the Company in exchange for 20,000,000 shares of common stock; (iv) the Incentive Unitholders contributed their remaining interests in Rice Appalachia to the Company in exchange for 160,831 shares of common stock, each of which were issued by the company in connection with the closing of the IPO. In connection with the IPO, in the first quarter of 2014, we recognized a non-cash compensation expense of $3.4 million for these 160,831 shares.
In addition, on January 29, 2014, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Rice Drilling B and Merger Sub dated as of January 23, 2014, the Company issued 1,728,852 shares of common stock to the members of Rice Drilling B (other than Rice Appalachia) in exchange for their units in Rice Drilling B.
The Company’s Board of Directors did not declare or pay a dividend for the three or six months ended June 30, 2014 or 2013.

8.	Incentive Units
In connection with the IPO and the related corporate reorganization, the Rice Appalachia incentive unit holders contributed their Rice Appalachia incentive units to Rice Holdings and NGP Holdings in return for substantially similar incentive units in such entities (except for those incentive units related to the incentive burden attributable to Mr. Daniel J. Rice III, which we acquired from the holders of such incentive units in exchange for the issuance of 160,831 shares of our common stock). In the first quarter of 2014, certain incentive units granted by NGP Holdings to certain employees triggered the pre-determined payout criteria, resulting in a cash payment by NGP Holdings of $4.4 million. No payments were made in respect of incentive units prior to the completion of the Company’s IPO. These two transactions resulted in non-cash compensation expense of $7.8 million being recorded in the first quarter of 2014 by the Company.
As a result of the IPO, the payment likelihood related to the incentive units was deemed probable, requiring that we recognize expense. Accordingly, we recognized approximately $1.5 million and $67.5 million of compensation expense for the three and six months ended June 30, 2014, respectively, relative to these interests, and we expect to recognize approximately $86.6 million of additional compensation expense over the remaining expected service periods, related to the Rice Holdings interests. The NGP Holdings interests are considered a liability-based award and will be adjusted on a quarterly basis until all payments have been made. As of June 30, 2014, the unrecognized compensation expense related to the NGP Holdings units is approximately $125.5 million which will be recognized over the remaining expected service period. The compensation expense related to these interests is treated as additional paid in capital from Rice Holdings and NGP Holdings in our financial statements and is not deductible for federal or state income tax purposes. The compensation expense recognized is a non-cash charge, with the settlement obligation resting on NGP Holdings and Rice Holdings. Payments on the incentive units will be made by Rice Holdings and NGP Holdings and not Rice Energy Inc., and as such are not dilutive to Rice Energy Inc.
Three tranches of the incentive units have a time vesting feature. A rollforward of those units from IPO to June 30, 2014 is included below.

Vested Units Balance, January 29, 2014	853,630
Vested During Period	447,407
Forfeited During Period	(214,869)
Granted During Period	214,869
Cancelled During Period	—
Vested Units Balance, June 30, 2014	1,301,037
Four tranches of the incentive units do not have a time vesting feature, and their payouts are triggered upon a future payment condition.

The fair value of the incentive units was estimated using a Monte Carlo simulation valuation model with the following assumptions:

Rice Holdings
Valuation Date	1/29/2014
Dividend Yield	0.00%
Expected Volatility	47.00%
Risk-Free Rate	1.11%
Expected Life (Years)	4.0

Rice Holdings
Valuation Date	4/14/2014
Dividend Yield	0.00%
Expected Volatility	45.19%
Risk-Free Rate	1.13%
Expected Life (Years)	3.80

Rice Holdings
Valuation Date	4/16/2014
Dividend Yield	0.00%
Expected Volatility	44.32%
Risk-Free Rate	1.18%
Expected Life (Years)	3.79

NGP Holdings
Valuation Date	6/30/2014
Dividend Yield	0.00%
Expected Volatility	42.68%
Risk-Free Rate	0.94%
Expected Life (Years)	3.17

9.	Stock Compensation
During the six months ended June 30, 2014, the Company granted stock compensation awards to certain non-employee directors and employees. The awards consisted of restricted stock, which vest upon the passage of time, and performance units, which vest based upon attainment of specified market conditions. Stock compensation expense related to these awards was $1.1 million and $1.2 million, for the three and six months ended June 30, 2014, respectively. As of June 30, 2014, the Company has unrecorded compensation expense related to the units of $19.0 million. The stock compensation unit grants made during the quarter ended June 30, 2014 reflect annual equity awards made to employees.

10.	Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share takes into account the dilutive effect of potential common stock that could be issued by the Company in conjunction with stock awards that have been granted to directors and employees. In accordance with FASB ASC Topic 260, awards of nonvested shares shall be considered to be outstanding as of the grant date for purposes of computing diluted EPS even though their issuance is contingent upon vesting. The following is a calculation of the basic and diluted weighted-average number of shares of common stock outstanding and EPS for the three and six months ended June 30, 2014 and 2013. As indicated in Note 1, our corporate reorganization was considered a transaction amongst entities under common control. Therefore, the weighted average shares used in our EPS calculation assume that the Rice Energy, Inc. corporate structure was in place for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013
Income (loss) (numerator):
Net income (loss)	$(7,917)	$19,586	$121,538	$12,811

Weighted-average shares (denominator):
Weighted-average number of shares of common stock - basic	128,419,606	83,183,529	121,925,915	72,758,538
Weighted-average number of shares of common stock - diluted	128,419,606	84,855,329	122,255,908	74,430,338

Earnings (loss) per share:
Basic	$(0.06)	$0.24	$1.00	$0.18
Diluted	$(0.06)	$0.23	$0.99	$0.17
For the three months ended June 30, 2014, 109,593 shares were not considered dilutive as we incurred a net loss for the period presented herein.

11.	Income Taxes
We are a corporation under the Internal Revenue Code subject to federal income tax at a statutory rate of 35% of pretax earnings and, as such, our future income taxes will be dependent upon our future taxable income. We did not report any income tax benefit or expense for periods prior to the consummation of our IPO because Rice Drilling B, our accounting predecessor, is a limited liability company that was not and currently is not subject to federal income tax. The reorganization of our business in connection with the closing of the IPO, such that it is now held by a corporation subject to federal income tax, required the recognition of a deferred tax asset or liability for the initial temporary differences at the time of the IPO. The resulting deferred tax liability of approximately $164.5 million was recorded in equity at the date of the completion of the IPO as it represents a transaction among shareholders. Additionally, we have presented pro forma EPS for the six month period ending June 30, 2014 assuming a statutory rate as disclosed in the accompanying condensed consolidated statements of operations.
Based on management’s analysis, the Company did not have any uncertain tax positions as of June 30, 2014 and December 31, 2013.

12.	New Accounting Pronouncements
In May 2014, the FASB issued ASU, No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU No. 2014-09. The FASB created Topic 606 which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. ASU 2014-09 will enhance comparability of revenue recognition practices across entities, industries and capital markets compared to existing guidance. Additionally, ASU 2014-09 will reduce the number of requirements to which an entity must consider in recognizing revenue as this update will replace multiple locations for guidance. The FASB and International Accounting Standards Board initiated this joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for both U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 is effective for fiscal and interim periods beginning after December 15, 2016 and should be applied retrospectively. Early adoption of this standard is not permitted. The Company is currently evaluating the impact of the provisions of ASU 2014-09.

13.	Subsequent Events
Greene County Acquisition
On July 7, 2014, the Company entered into a definitive purchase and sale agreement to acquire approximately 22,000 net acres and 12 developed Marcellus wells in western Greene County, Pennsylvania from Chesapeake Appalachia, L.L.C. and its partners for approximately $329.5 million (the “Greene County Acquisition”). The Company funded the Greene County Acquisition through a combination of cash on hand and borrowings under the Amended Credit Agreement. As of June 30, 2014, the Company has deposits of $18.7 million on the condensed consolidated balance sheets in escrow for this purchase. The transaction closed on August 1, 2014, with an effective date of February 1, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2013 Annual Report, as well as the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Some of the key factors which could cause actual results to vary from our expectations include changes in natural gas prices, the timing of planned capital expenditures, availability of acquisitions, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, and uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, as well as those factors discussed below and elsewhere in this Quarterly Report, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. See “Cautionary Statement Regarding Forward-Looking Statements.” Also, see the risk factors and other cautionary statements described under the heading “Risk Factors” included elsewhere in this Quarterly Report. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
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
As of June 30, 2014, we held approximately 53,834 net acres in the southwestern core of the Marcellus Shale, primarily in Washington County, Pennsylvania. We established our Marcellus Shale acreage position through a combination of largely contiguous acreage acquisitions in 2009 and 2010 and through numerous bolt-on acreage acquisitions. In 2012, we acquired approximately 33,499 of our 50,772 net acres in the southeastern core of the Utica Shale, primarily in Belmont County, Ohio. We believe this area to be the core of the Utica Shale based on publicly available drilling results. We operate a substantial majority of our acreage in the Marcellus Shale and a majority of our acreage in the Utica Shale.
Since completing our first horizontal well in October 2010, our average net daily production has grown approximately 120 times to 241 million cubic feet per day (“MMcf/d”) for the second quarter of 2014. We brought ten net horizontal Marcellus wells and one net Utica well online during the second quarter of 2014. As of June 30, 2014, we had 1,389 gross (814 net) identified drilling locations, consisting of 403 gross (374 net) in the Marcellus Shale, 775 gross (246 net) in the Utica Shale and 211 gross (194 net) in the Upper Devonian Shale.
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
Corporate Reorganization and Marcellus JV Buy-In. Information presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the period from January 1, 2014 through January 29, 2014, as contained within the three and six months ended June 30, 2014, and for the three and six months ended June 30, 2013, pertain to the historical financial statements and results of operations of Rice Energy, Inc., which reflects the 50% equity investment in our Marcellus joint venture owned by Rice Drilling B prior to January 29, 2014. The reorganization constituted a common control transaction and the discussion in MD&A is contemplated as though this reorganization had occurred for the earliest period presented herein. As a result, the historical financial data may not give you an accurate indication of what our actual results would have been had the IPO Transactions been completed at the beginning of the periods presented or of what our future results of operations are likely to be. For example, concurrently with the closing of our IPO, we acquired Alpha Holdings’ 50% interest in our Marcellus joint venture and, as a result, for periods following January 29, 2014, the complete results of operations of our Marcellus joint venture are consolidated into our results of operations, as opposed to periods prior to January 29, 2014, for which the results of operations of our Marcellus joint venture are not consolidated but rather reflected as equity in income (loss) from our 50% equity investment therein.

Income Taxes. We are a corporation under the Internal Revenue Code subject to federal income tax at a statutory rate of 35% of pretax earnings, and, as such, our future income taxes will be dependent upon our future taxable income. We did not report any income tax benefit or expense for periods prior to the consummation of our IPO because Rice Drilling B, our accounting predecessor, is a limited liability company that was not and currently is not subject to federal income tax. The reorganization of our business in connection with the closing of the IPO, such that it is now held by a corporation subject to federal income tax, required the recognition of a deferred tax asset or liability for the initial temporary differences at the time of the IPO. The resulting deferred tax liability of approximately $164.5 million was recorded in equity at the date of IPO. Because we anticipate that our deductions primarily related to intangible drilling costs (“IDCs”) will exceed 2014 earnings, we expect to generate significant net operating loss assets and deferred tax liabilities. No current tax expense was recorded as of the date of the IPO. For periods following completion of the IPO, we began recording a federal and state income tax liability associated with our status as a corporation. Please see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—11. Income Taxes.”
Increased Drilling Activity. We brought ten net horizontal Marcellus wells and one net horizontal Utica wells online during the second quarter of 2014 and expect to bring 22 net horizontal Marcellus wells and four net horizontal Utica wells online during the remainder of 2014. From 2010 through June 2013, we ran a one-horizontal rig drilling program. In June 2013, we began operating a two-horizontal rig drilling program on our Marcellus Shale properties. In the first quarter of 2014, we began operating a three-horizontal rig program, with one rig operating in the Utica Shale. In the second quarter of 2014, we averaged three-horizontal rigs, with an average of one operating in the Utica Shale and two in the Marcellus Shale. We expect to continue this program through the remainder of 2014. We expect our future drilling activity will become increasingly weighted towards the development of our Utica Shale acreage. The costs and production associated with the wells we expect to drill in the Utica Shale may differ substantially from those we have historically drilled in the Marcellus Shale.
Financing Arrangements. On April 25, 2014, we issued $900.0 million (our “Senior Notes Offering”) of 6.25% senior notes due 2022 (the “Notes”) in a private placement to eligible purchasers under Rule 144A and Regulation S of the Securities Act, which resulted in net proceeds to us of $882.7 million after deducting estimated expenses and initial purchasers' discounts of approximately $17.3 million. We used $301.8 million of the net proceeds to repay and retire the Second Lien Term Loan Facility (defined below), with the remainder expected to be used to fund a portion of our capital expenditures program.
During the second quarter of 2014, our capital expenditures were financed with proceeds from our IPO and Senior Notes Offering and net cash provided by operating activities. In the future, we may incur additional indebtedness and issue additional equity to fund our acquisition and development activities. Please read “Capital Resources and Liquidity—Debt Agreements” below for additional discussion of our financing arrangements.
In April 2013, we entered into our $300.0 million Second Lien Term Loan Facility agreement (“Second Lien Term Loan Facility”). Net proceeds of our Second Lien Term Loan Facility of $288.3 million after offering fees and expenses were used to repay existing debt of $176.1 million and to partially fund the acquisition of approximately 33,499 net acres in the Utica Shale in Belmont County, Ohio. On April 25, 2014, the Company used a portion of the net proceeds from the Senior Notes Offering to repay and retire the Second Lien Term Loan Facility in the amount of $301.8 million.
In April 2013, we entered into our $500.0 million Senior Secured Revolving Credit Facility (“Senior Secured Revolving Credit Facility”). Concurrently with the closing of our IPO, on January 29, 2014, the Senior Secured Revolving Credit Facility was amended to, among other things, allow for the corporate reorganization that was completed simultaneously with the closing of the IPO, add us as a guarantor, increase the maximum commitment amount to $1.5 billion, increase the borrowing base to $350.0 million as a result of the Marcellus JV Buy-In and lower the interest rate owed on amounts borrowed under the Senior Secured Revolving Credit Facility. We used a portion of the net proceeds of the IPO to repay $115.0 million of borrowings under our Senior Secured Revolving Credit Facility and $75.4 million of borrowings outstanding under the revolving credit facility of our Marcellus joint venture. Concurrently with the Senior Notes Offering (described below), we, as borrower, and Rice Drilling B, as predecessor borrower, amended the Senior Secured Revolving Credit Facility (“Amended Credit Agreement”) to, among other things, assign all of Rice Drilling B’s rights and obligations under the Senior Secured Revolving Credit Facility to us, and we assumed all such rights and obligations as borrower under the Amended Credit Agreement. As of June 30, 2014, the borrowing base under our Senior Secured Revolving Credit Facility was $385.0 million with zero borrowings outstanding and $71.6 million of letters of credit outstanding. Availability under the Amended Credit Agreement was $313.4 million as of June 30, 2014.

Sources of Revenues
The substantial majority of our revenues are derived from the sale of natural gas and do not include the effects of derivatives. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. The following table provides detail of our operating revenues from the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Natural gas sales	$90,605	$23,645	$181,071	$36,693
Oil and natural gas liquids (NGL) sales	32	—	32	—
Gathering fees	1,303	—	1,314	—
Other revenue	—	232	—	417
Operating revenues	$91,940	$23,877	$182,417	$37,110
NYMEX Henry Hub prompt month contract prices are widely-used benchmarks in the pricing of natural gas. The following table provides the high and low prices for NYMEX Henry Hub prompt month contract prices and our differential to the average of those benchmark prices for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
NYMEX Henry Hub High ($/MMBtu)	$4.84	$4.38	$7.94	$4.38
NYMEX Henry Hub Low ($/MMBtu)	$4.35	$3.57	$3.96	$3.08

NYMEX Henry Hub Price ($/MMBtu)	$4.58	$4.02	$4.86	$3.76
Less: Average Basis Impact ($/MMBtu)	(0.74)	(0.03)	(0.42)	0.08
Plus: Btu Uplift (MMBtu/Mcf)	0.19	0.20	0.22	0.19
Plus: Other Revenue ($/Mcf)	0.09	—	0.06	—
Pre-Hedge Realized Price ($/Mcf)	$4.12	$4.19	$4.72	$4.03

(1)
Differential is calculated by comparing the average NYMEX Henry Hub price to our volume weighted average realized price per MMBtu before hedges, including 50% of the volumes sold by our Marcellus joint venture for the period from January 1, 2014 through January 28, 2014, contained within the three and six months ended June 30, 2014 and for the three and six months ended June 30, 2013. The remainder of the three and six months ended June 30, 2014 reflect (i) the completion of the corporate reorganization in connection with our initial public offering and (ii) the consummation of the Marcellus JV Buy-In, each on January 29, 2014 and as described under “Item 1. Financial Statements—Introduction to the Condensed Consolidated Financial Statements.”

We sell a substantial majority of our production to a single natural gas marketer, Sequent Energy Management, LP (“Sequent”). For the three and six months ended June 30, 2014, sales to Sequent represented 84% and 89% of our total sales, respectively. If our natural gas marketers decided to stop purchasing natural gas from us, our revenues could decline and our operating results and financial condition could be harmed. Although a substantial portion of production is purchased by this customer, we do not believe the loss of this customer would have a material adverse effect on our business, as other customers or markets would be accessible to us.
Results of Operations
Below are some highlights of our financial and operating results for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013:

•
Our natural gas sales were $90.6 million and $23.6 million in the three months ended June 30, 2014 and 2013, respectively and $181.1 million and $36.7 million in the six months ended June 30, 2014 and 2013, respectively.

•
Our natural gas production volumes were 21,966 MMcf and 5,656 MMcf in the three months ended June 30, 2014 and 2013, respectively and 38,356 MMcf and 9,110 MMcf in the six months ended June 30, 2014 and 2013, respectively.

•
Our per unit cash production costs were $0.76 per Mcf and $0.91 per Mcf in the three months ended June 30, 2014 and 2013, respectively and $0.78 per Mcf and $0.89 per Mcf in the six months ended June 30, 2014 and 2013, respectively.

•
Our G&A expenses were $14.8 million and $4.0 million in the three months ended June 30, 2014 and 2013, respectively and $26.3 million and $5.8 million in the six months ended June 30, 2014 and 2013, respectively.

The following tables set forth selected operating and financial data for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013:

	Rice Energy Inc.			Rice Energy Inc.
	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Natural gas sales (in thousands):	$90,605	$23,645	66,960	$181,071	$36,693	144,378
Oil and natural gas liquid (NGL) sales (in thousands):	32	—	32	32	—	32

Natural gas production (MMcf):	21,966	5,656	16,310	38,356	9,110	29,246
Oil and NGL production (Bbls):	550	—	550	550	—	550

Average natural gas prices before effects of hedges per Mcf:	$4.12	$4.18	(0.06)	$4.72	$4.03	0.69
Average realized natural gas prices after effects of hedges per Mcf (1):	3.68	3.89	(0.21)	4.17	3.83	0.34
Average oil and NGL prices per Bbl:	57.57	—	57.57	57.57	—	57.57

Average costs per Mcf:
Lease operating	$0.30	$0.49	(0.19)	$0.31	$0.44	(0.13)
Gathering, compression and transportation	0.42	0.36	0.06	0.43	0.39	0.04
Production taxes and impact fees	0.04	0.06	(0.02)	0.04	0.06	(0.02)
General and administrative	0.68	0.71	(0.03)	0.69	0.63	0.06
Depreciation, depletion and amortization	1.48	1.48	—	1.51	1.48	0.03
(1)The effect of hedges includes realized gains and losses on commodity derivative transactions.

	Rice Energy Inc.			Rice Energy Inc.
	Three Months Ended June 30,			Six Months Ended June 30,		Change
(in thousands)	2014	2013	Change	2014	2013
Revenues:
Operating revenues	$91,940	$23,877	$68,063	$182,417	$37,110	145,307

Operating expenses:
Lease operating	6,667	2,781	3,886	11,853	4,017	7,836
Gathering, compression and transportation	9,176	2,058	7,118	16,306	3,586	12,720
Production taxes and impact fees	871	338	533	1,510	507	1,003
Exploration	473	548	(75)	959	1,447	(488)
Incentive unit expense	1,474	—	1,474	75,276	—	75,276
Restricted unit expense	—	7,706	(7,706)	—	7,706	(7,706)
Stock compensation expense	1,125	—	1,125	1,216	—	1,216
General and administrative	14,845	4,040	10,805	26,275	5,782	20,493
Depreciation, depletion and amortization	32,552	8,362	24,190	58,059	13,493	44,566
Amortization of intangible assets	340	—	340	340	—	340
Total operating expenses	67,523	25,833	41,690	191,794	36,538	155,256

Operating income (loss)	24,417	(1,956)	26,373	(9,377)	572	(9,949)
Interest expense	(15,941)	(5,176)	(10,765)	(22,983)	(7,090)	(15,893)
Gain on purchase of Marcellus joint venture	—	—	—	203,579	—	203,579
Other income (loss)	(195)	(693)	498	396	(446)	842
Gain (loss) on derivative instruments	(11,198)	13,641	(24,839)	(31,578)	8,648	(40,226)
Amortization of deferred financing costs	(532)	(1,937)	1,405	(1,021)	(3,802)	2,781
Loss on extinguishment of debt	(3,001)	—	(3,001)	(3,144)	—	(3,144)
Write-off of deferred financing costs	(6,060)	—	(6,060)	(6,896)	—	(6,896)
Equity in income (loss) of joint ventures	—	15,707	(15,707)	(2,656)	14,929	(17,585)
Income (loss) before income taxes	(12,510)	19,586	(32,096)	126,320	12,811	113,509
Income tax benefit (expense)	4,593	—	4,593	(4,782)	—	(4,782)

Net income (loss)	$(7,917)	$19,586	$(27,503)	$121,538	$12,811	108,727
Earnings per share—basic	$(0.06)	$0.24	$(0.30)	$1.00	$0.18	$0.82
Earnings per share—diluted	$(0.06)	$0.23	$(0.29)	$0.99	$0.17	$0.82
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Operating revenues. The $68.1 million increase in operating revenues was mainly a result of an increase in production in the second quarter of 2014 compared to the second quarter of 2013. The increase in production was a result of increased drilling and completion activity, mainly in Washington County, Pennsylvania. The increased volumes were partially offset by a decrease in realized prices in 2014 compared to 2013.
Lease operating expenses. The $3.9 million increase in lease operating expenses is attributable to higher production during 2014. However, lease operating expenses per unit of production decreased due to improved efficiencies, primarily more producing wells per pad and lower fixed costs per well.
Gathering, compression and transportation. The $7.1 million increase in gathering, compression and transportation expenses is primarily attributable to increased firm transportation contracts in the second quarter of 2014 compared to the second quarter of 2013.
Incentive unit expense. The $1.5 million increase in incentive unit expense was due to the non-cash compensation expense recognized in relation to the incentive unit awards based on fair market value assumptions as of June 30, 2014.
G&A. The $10.8 million increase was primarily attributable to the additions of personnel to support our growth activities, stock compensation expense, and transaction costs associated with the Momentum and Greene County Acquisitions.
DD&A. The $24.2 million increase was a result of an increase in production and higher capitalized costs in the second quarter of 2014 compared to 2013. The increase in capitalized costs is consistent with our expanded drilling program and increased production during the period.

Interest expense. The $10.8 million increase was a result of higher levels of average borrowings outstanding during the second quarter of 2014 in order to fund our capital programs.
Loss on derivative instruments. The $11.2 million loss on derivative contracts in the second quarter of 2014 was due to an increase in underlying commodity prices, comprised of $1.4 million in unrealized losses and $9.8 million of cash payments on settlement of maturing contracts. In the second quarter of 2013, the $13.6 million gain was comprised of $15.3 million in unrealized gains and $1.6 million of cash payments made on settlement of maturing contracts. The loss in the second quarter of 2014 as compared to the gain in 2013 was attributable to an increase in market prices accompanied by a greater hedged volume of our natural gas production.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Operating revenues. The $145.3 million increase in natural gas sales was a result of an increase in production in 2014 compared to 2013. The increase in production was a result of increased drilling and completion activity primarily in Washington County, Pennsylvania. In addition, average prices before the effect of hedges increased in 2014 compared to 2013.
Lease operating expenses. The $7.8 million increase in lease operating expenses is attributable to higher production during 2014. However, lease operating expenses per unit of production decreased due to improved efficiencies, primarily more producing wells per pad and lower fixed costs per well.
Gathering, compression and transportation. The $12.7 million increase in gathering, compression and transportation expenses is primarily attributable to increased firm transportation contracts in 2014 compared to 2013.
Incentive unit expense. The $75.3 million increase in incentive unit expense was due to approximately $67.5 million of non-cash compensation expense related to incentive units still outstanding which related to the service period from date of grant through June 30, 2014. In addition, the increase was due to payment by NGP Holdings of approximately $4.4 million related to payments made at IPO due to the New Tier I payout multiple being achieved and to the payment by Daniel J. Rice III of approximately $3.4 million related to his incentive unit burden.
G&A. The $20.5 million increase was primarily attributable to the additions of personnel to support our growth activities, stock compensation expense, and transaction costs associated with the Momentum and Greene County Acquisitions.
DD&A. The $44.6 million increase was a result of an increase in production and higher capitalized costs in 2014 compared to 2013. The increase in capitalized costs is consistent with our expanded drilling program and increased production during the period.
Interest expense. The $15.9 million increase was a result of higher levels of average borrowings outstanding during 2014 in order to fund our capital programs.
Gain on purchase of Marcellus joint venture. The $203.6 million gain on acquisition in the first quarter of 2014 was attributable to the Marcellus JV Buy-In transaction. As a result of our acquiring the remaining ownership in our Marcellus joint venture, we are required to remeasure our equity investment at fair value, which resulted in a non-recurring gain of approximately $203.6 million during the six months ended June 30, 2014.
Loss on derivative instruments. The $31.6 million loss on derivative contracts in 2014 was due to an increase in underlying commodity prices, comprised of $10.6 million in unrealized losses and $21.0 million of cash payments on settlement of maturing contracts. In 2013, the $8.6 million gain was comprised of $10.5 million in unrealized gains and $1.8 million of cash payments made on settlement of maturing contracts. The increased loss in 2014 as compared to the gain in 2013 was attributable to an increase in market prices accompanied by a greater hedged volume of our natural gas production.
Capital Resources and Liquidity
Our primary sources of liquidity have been the proceeds from our IPO, Senior Notes Offering, equity contributions from our sponsors, our Amended Credit Agreement and net proceeds from the sale of Rice Drilling B’s convertible debentures. Our primary use of capital has been the acquisition and development of natural gas properties. As we pursue reserve and production growth, we monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. We also expect to fund a portion of these requirements with cash flow from operations as we continue to bring additional production online.
Our future success in growing proved reserves and production will be highly dependent on the capital resources available to us. In 2014, excluding $100.0 million paid with respect to the Marcellus JV Buy-In and approximately $111.4 million paid with respect to the Momentum Acquisition, we plan to invest $1,230.0 million in our operations, including $430.0 million for drilling and completion in the Marcellus Shale, $150.0 million for drilling and completion in the Utica Shale, $385.0 million for leasehold acquisitions and $265.0 million for midstream infrastructure development. Our capital budget excludes acquisitions, other than $385.0 million for leasehold acquisitions. This represents a 96% increase over our $629.0 million pro forma 2013 capital expenditures. Without giving pro forma effect to the Marcellus JV Buy-In, our 2013 capital budget was $578.0 million. We expect to fund our 2014 capital expenditures with cash generated by operations, a portion of the net proceeds of our Senior Notes Offering, the net proceeds of our IPO and borrowings under our Senior Secured Revolving Credit Facility. A portion of our 2014 capital budget is projected to be financed with cash flows from operations derived from wells drilled on drilling locations not associated with proved reserves in our December 31, 2013 reserve report. The failure to achieve projected production and cash flows from operations from such wells could result in a reduction to our 2014 capital budget. Our 2014 capital budget may be further adjusted as business conditions warrant. The amount, timing and allocation of capital expenditures is largely discretionary and within our control. If natural gas prices decline to levels below our acceptable levels, or costs increase to levels above our acceptable levels, we could choose to defer a significant portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe will have the highest expected rates of return and potential to generate near-term cash flow. We routinely monitor and adjust our capital expenditures in response to changes in commodity prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flow and other factors both within and outside our control.
We believe that operating cash flows, available borrowings under our revolving Senior Secured Revolving Credit Facility, the proceeds from our Senior Notes Offering and the proceeds from our IPO should be sufficient to meet our current cash requirements, including normal operating needs, debt service obligations, capital expenditures, and commitments and contingencies. However, to the extent that we consider market conditions favorable, we may access the capital markets to raise capital from time to time to fund acquisitions, pay down our revolving Senior Secured Revolving Credit Facility and for general working capital purposes.
See “—Debt Agreements” below for additional details on our outstanding borrowings and available liquidity under our various financing arrangements.
Cash Flow Provided by Operating Activities
Net cash provided by operating activities was $75.2 million for the six months ended June 30, 2014, compared to $19.4 million of net cash used in operating activities for the six months ended June 30, 2013. The change in operating cash flow was primarily the result of higher production in 2014 at a higher realized gas price, along with net decreases in per unit production costs.
Cash Flow Used In Investing Activities
During the six months ended June 30, 2014 cash flows used in investing activities increased to $624.3 million from $232.8 million for the six months ended June 30, 2013. This was primarily related to increased capital expenditures for drilling, development and acquisition costs. The acquisitions of our Marcellus Shale joint venture and Momentum resulted in a net cash outflow of $194.2 million.
Cash Flow Provided By Financing Activities
Net cash provided by financing activities of $989.0 million during the six months ended June 30, 2014 was primarily the result of the proceeds from our Senior Notes Offering and initial public offering (net of offering costs) which was offset by repayments of debt.  Net cash provided by financing activities of $332.1 million during the six months ended June 30, 2013 was primarily related to borrowings under our Second Lien Term Loan facility.
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
The Notes will mature on May 1, 2022, and interest is payable on the Notes on each May 1 and November 1, commencing on November 1, 2014. At any time prior to May 1, 2017, we may redeem up to 35% of the Notes at a redemption price of 106.25% of the principal amount, plus accrued and unpaid interest to the redemption date, with the proceeds of certain equity offerings so long as the redemption occurs within 180 days of completing such equity offering and at least 65% of the aggregate principal amount of the Notes remains outstanding after such redemption. Prior to May 1, 2017, we may redeem some or all of the notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. Upon the occurrence of a Change of Control (as defined in the Indenture), unless we have exercised our optional redemption right in respect of the Notes, the holders of the Notes will have the right to require us to repurchase all or a portion of the Notes at a price equal to 101% of the aggregate principal amount of the Notes, plus any accrued and unpaid interest to the date of purchase. On and after May 1, 2017, we may redeem some or all of the Notes at redemption prices (expressed as percentages of principal amount) equal to 104.688% for the twelve-month period beginning on May 1, 2017, 103.125% for the twelve-month period beginning May 1, 2018, 101.563% for the twelve-month period beginning on May 1, 2019 and 100.000% beginning on May 1, 2020, plus accrued and unpaid interest to the redemption date.
The Notes are our senior unsecured obligations, rank equally in right of payment with all of our existing and future senior debt, and will rank senior in right of payment to all of our future subordinated debt. The Notes will be effectively subordinated to all of our existing and future secured debt to the extent of the value of the collateral securing such indebtedness.
The Indenture restricts our ability and the ability of certain of its subsidiaries to: (i) incur or guarantee additional debt or issue certain types of preferred stock; (ii) pay dividends capital stock or redeem, repurchase or retire our capital stock or subordinated debt; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; (vii) transfer and sell assets; and (viii) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications. If at any time when the Notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, many of such covenants will terminate and we and our subsidiaries will cease to be subject to such covenants.
The Indenture contains customary events of default, including:

•	default in any payment of interest on any Note when due, continued for 30 days;

•	default in the payment of principal of or premium, if any, on any Note when due;

•	failure by us to comply with its other obligations under the Indenture, in certain cases subject to notice and grace periods;

•	payment defaults and accelerations with respect to other indebtedness of us and our Restricted Subsidiaries (as defined in the Indenture) in the aggregate principal amount of $25.0 million or more;

•
certain events of bankruptcy, insolvency or reorganization of us or a Significant Subsidiary (as defined in the Indenture) or group of Restricted Subsidiaries that, taken together, would constitute a Significant Subsidiary;

•	failure by us or a Restricted Subsidiary to pay certain final judgments aggregating in excess of $25.0 million within 60 days; and

•	any guarantee of the Notes by a Guarantor ceases to be in full force and effect, is declared null and void in a judicial proceeding or is denied or disaffirmed by its maker;
In connection with the issuance and sale of the Notes, we and the Guarantors entered into a registration rights agreement with the Initial Purchasers, dated April 25, 2014. Pursuant to the registration rights agreement, we and the Guarantors have agreed to file a registration statement with the Securities and Exchange Commission so that holders of the Notes can exchange the Notes for registered notes that have substantially identical terms as the Notes. In addition, we and the Guarantors have agreed to exchange the guarantee related to the Notes for a registered guarantee having substantially the same terms as the original guarantee. We and the Guarantors will use commercially reasonable efforts to cause the exchange to be completed within 365 days after the issuance of the Notes. We and the Guarantors are required to pay additional interest if they fail to comply with their obligations to register the Notes within the specified time periods.
Senior Secured Revolving Credit Facility
Concurrently with our Senior Notes Offering, we, as borrower, and Rice Drilling B, as predecessor borrower, entered into the Amended Credit Agreement to, among other things, assign all of the rights and obligations of Rice Drilling B as borrower under its Senior Secured Revolving Credit Facility to us. Furthermore, the Amended Credit Agreement (i) allowed for the Senior Notes Offering and (ii) provided that we did not incur an immediate reduction in the borrowing base under the Senior Secured

Revolving Credit Facility as a result of the Senior Notes Offering. The Amended Credit Agreement also extended the maturity date of the Senior Secured Revolving Credit Facility from April 25, 2018 to January 29, 2019.
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
The Amended Credit Agreement also requires us to maintain certain financial ratios, which are measured at the end of each calendar quarter:

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

We were in compliance with such covenants and ratios as of June 30, 2014.
Second Lien Term Loan Facility
On April 25, 2013, Rice Drilling B entered into a Second Lien Term Loan Facility with Barclays Bank PLC, as administrative agent, and a syndicate of lenders in an aggregate principal amount of $300.0 million. Rice Drilling B estimated the discount on issuance of this instrument based upon an estimate of market rates at the inception of the instrument and recorded a discount of $4.5 million. The discount was being amortized over the life of the note using an effective interest rate of 0.284% using the effective yield method. On April 25, 2014, we used a portion of the net proceeds from our Senior Notes Offering to repay and retire the Second Lien Term Loan Facility, in the amount of $301.8 million. The $301.8 million included the outstanding principal balance of $297.0 million, a prepayment premium in the amount of approximately $3.0 million, and accrued but unpaid interest of $1.8 million.
Convertible Debentures
In June of 2011, Rice Drilling B sold $60.0 million of its 12% Senior Subordinated Convertible Debentures due 2014 (the “Debentures”) in a private placement to certain accredited investors as defined in Rule 501 of Regulation D. The Debentures accrued interest at 12% per year payable monthly in arrears by the 15th day of the month and had a scheduled maturity date of July 31, 2014 (“Maturity Date”). The Debentures were Rice Drilling B’s unsecured senior obligations and ranked equally with all of Rice Drilling B’s then-current and future senior unsecured indebtedness.
In connection with the IPO, the Debentures and warrants of Rice Drilling B were amended to become convertible or exercisable for shares of our common stock. On February 28, 2014, Rice Drilling B issued a redemption notice on the remaining Debentures, which set a redemption date of March 28, 2014. Prior to the redemption date, $6.6 million of the Debentures were converted into 570,945 shares of Rice Energy Inc. common stock. The remaining principal balance of $0.3 million that was not converted will be paid upon request from holders of the remaining Debentures. The premium of $0.1 million was recorded to expense in the six months ended June 30, 2014. As of June 30, 2014, the remaining principal balance was $0.2 million.

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
By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have derivative instruments in place with three different counterparties. As of June 30, 2014, our contracts with Wells Fargo Bank N.A. accounted for 67% of the net fair market value of our derivative assets. We believe Wells Fargo Bank N.A. is an acceptable credit risk. We are not required to provide credit support or collateral to Wells Fargo Bank N.A. under current contracts, nor are they required to provide credit support or collateral to us. As of June 30, 2014 and December 31, 2013, we did not have any past due receivables from counterparties.
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
Incentive units. We recognize non-cash compensation expense for incentive units awarded to certain of our employees by NGP Holdings and Rice Holdings. In connection with our IPO and related corporate reorganization, the holders of incentive units in Rice Appalachia contributed their incentive units to Rice Holdings and NGP Holdings in return for substantially similar incentive units in such entities. This resulted in the incentive units being deemed to have been modified, and the performance conditions were considered to be probable of occurring. Therefore, their fair values were measured and compensation expense from the date of initial grant through June 30, 2014 has been recognized in the six months ended June 30, 2014.
It is currently expected that the NGP Holdings incentive units will be satisfied in cash and the Rice Holdings incentive units will be satisfied in shares of our common stock held by Rice Holdings. As a result of these different manners of payment satisfaction, the incentive units are accounted for differently, with the NGP Holdings incentive units being accounted for liability awards and the Rice Holdings incentive units being accounted for as equity awards. For the NGP Holdings incentive units, for the six months ended June 30, 2014, the fair value was measured as of June 30, 2014. For future reporting periods, the fair value used to determine the applicable compensation expense will be re-measured at each reporting period. For the Rice Holdings incentive units, the fair value of the incentive units was measured as of January 29, 2014, the date of modification. This fair value will underlie compensation expense charges for future reporting periods.
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
Future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions. Any change in inputs or number of inputs to this calculation could impact the valuation and thus the non-cash compensation expense recognized. See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements— 8. Incentive Units” for additional information. Non-cash compensation expenses related to the incentive units is included in incentive unit expense within the Consolidated Statement of Operations.
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
Interest rate risks
As of June 30, 2014, we had zero borrowings and approximately $71.6 million in letters of credit outstanding under our Senior Secured Revolving Credit Facility. Concurrently with the closing of our IPO, we amended our Senior Secured Revolving Credit Facility to, among other things, increase the maximum commitment amount to $1.5 billion and lower the interest rate owed on amounts borrowed under the Senior Secured Revolving Credit Facility. After giving effect to the amendment, the borrowing base under our Senior Secured Revolving Credit Facility was increased to $350.0 million as a result of the Marcellus JV Buy-In. As of June 30, 2014, we had availability under our Senior Secured Revolving Credit Facility of approximately $313.4 million and the borrowing base was increased to $385.0 million. We have a choice of borrowing in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to LIBOR plus an applicable margin ranging from 150 to 250 basis points following the closing of our IPO, depending on the percentage of our borrowing base utilized. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 50 to 150 basis points following the closing of our IPO as a result of the Marcellus JV Buy-In, depending on the percentage of our borrowing base utilized. The interest rate did not change under the Amended Credit Agreement.
As of June 30, 2014, we did not have any derivatives in place to mitigate the effects of interest rate risk. We may implement an interest rate hedging strategy in the future.
Counterparty and customer credit risk
Our principal exposures to credit risk are through joint interest receivables ($32.2 million as of June 30, 2014) and the sale of our natural gas production ($44.0 million in receivables as of June 30, 2014), which we market to one natural gas marketing company. Joint interest receivables arise from billing entities who own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. We can do very little to choose who participates in our wells. We are also subject to credit risk due to concentration of our natural gas receivables with one natural gas marketing company. We do not require our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of June 30, 2014. In light of the previously identified material weakness as described in “Item 9A. Controls and Procedures—Material Weakness in Internal Control over Financial Reporting” of our 2013 Annual Report, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2014. Notwithstanding the existence of the material weakness, management concluded that the financial statements and other financial information included in this Quarterly Report presents fairly, in all material respects, the financial condition, results of operations and cash flows for all periods presented.
Changes in Internal Control over Financial Reporting
As described in “Item 9A. Controls and Procedures—Material Weakness in Internal Control over Financial Reporting” of our 2013 Annual Report, management continues to evaluate the design and effectiveness of these control changes in connection with its ongoing evaluation, documentation, review, formalization and testing of our internal control environment over the remainder of 2014. As such, there were changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three and six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See “Part I—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—6. Commitments and Contingencies” which is incorporated in this item by reference.
Item 1A. Risk Factors
Our business faces many risks. Any of the risks discussed elsewhere in this Quarterly Report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.
For a discussion of our potential risks and uncertainties, see the information in “Item 1A. Risk Factors” in our 2013 Annual Report. Except for the risk factors set forth below, there have been no material changes in our risk factors from those described in our 2013 Annual Report.

We may not be able to consummate our pending Greene County Acquisition, which could adversely affect our results of operations and cash flows.

The purchase agreement related to the pending Greene County Acquisition contains customary closing conditions. It is possible that one or more closing conditions may not be satisfied or, if not satisfied, that such condition may not be waived by the other party. If we are unable to consummate the pending Greene County Acquisition, we would not realize the expected benefits of the proposed acquisition.

There can be no assurance that the Greene County Acquisition will be completed within the anticipated time frame, or at all, or that the anticipated benefits of the Greene County Acquisition will be realized. In addition, the closing of the Greene County Acquisition is not conditioned on the closing of this offering, and this offering is not conditioned on the closing of the Greene County Acquisition.

We may be unable to make attractive acquisitions or successfully integrate acquired businesses, including the Greene County Acquisition, and any inability to do so may disrupt our business and hinder our ability to grow.

In the future we may make acquisitions of businesses that complement or expand our current business. However, we may not be able to identify attractive acquisition opportunities. Even if we do identify attractive acquisition opportunities, we may not be able to complete the acquisition or do so on commercially acceptable terms.

The success of any completed acquisition, including the Greene County Acquisition, will depend on our ability to integrate effectively the acquired business into our existing operations. The process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of our managerial and financial resources. In addition, possible future acquisitions may be larger and for purchase prices significantly higher than those paid for earlier acquisitions. No assurance can be given that we will be able to identify additional suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms or successfully acquire identified targets. Our failure to achieve consolidation savings, to integrate the acquired businesses and assets into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our financial condition and results of operations.

In addition, our revolving credit facility and the indenture governing our Notes impose certain limitations on our ability to enter into mergers or combination transactions. Our revolving credit facility and the indenture governing our Notes also limit our ability to incur certain indebtedness, which could indirectly limit our ability to engage in acquisitions of businesses.

We may be subject to risks in connection with acquisitions of properties, such as the Greene County Acquisition.

The successful acquisition of producing and undeveloped properties, such as those acquired in connection with the Greene County Acquisition, requires an assessment of several factors, including:

•recoverable reserves;
•future natural gas, NGL or oil prices and their applicable differentials;
•operating costs; and
•potential environmental and other liabilities.

The accuracy of these assessments is inherently uncertain. For example, the acreage to be acquired in the Greene County Acquisition will be dedicated to Access Midstream Partners, and the fees for gas gathering services with respect to such acreage are subject to renegotiation. If we are unable to negotiate service fees in line with historical rates, we may not realize all of the expected benefits of the pending acquisition. In connection with these assessments, we perform a review of the subject properties that we believe to be generally consistent with industry practices. Our review may neither reveal all existing or potential problems that permit us to fully assess environmental and other liabilities of the properties. Inspections may not always be performed on every well or pipeline, and environmental problems, such as groundwater contamination and pipe corrosion, are not necessarily observable during an inspection. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the liabilities created prior to our purchase of the property. Moreover, we often acquire properties on an "as is" basis and, thus, are not entitled to contractual indemnification for environmental liabilities or pipeline.

Properties we acquire may not produce as projected, and we may be unable to determine reserve potential.

Acquiring oil and natural gas properties requires us to assess reservoir and infrastructure characteristics, including recoverable reserves and development and operating costs and potential environmental and other liabilities. Such assessments are inexact and inherently uncertain. In connection with the assessments, we perform a review of the subject properties, but such a review will not reveal all existing or potential problems. In the course of our due diligence, we may not inspect every well or pipeline. We cannot necessarily observe structural and environmental problems, such as pipe corrosion, when an inspection is made. We may not be able to obtain contractual indemnities from the seller for liabilities created prior to our purchase of the property and we may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with our expectations.

Item 5. Other Information
On August 8, 2014, we entered into an indemnification agreement with Alpha Natural Resources, Inc. (“Alpha”) and Kevin S. Crutchfield, a member of our board of directors and the Chairman and Chief Executive Officer of Alpha. Pursuant to the indemnification agreement, we agreed to indemnify Mr. Crutchfield (or any substitute director designated by Alpha), Alpha or any of their respective affiliates, agents, stockholders, members, partners, directors, officers, employees or subsidiaries, as applicable (the “Indemnitees”) from and after May 9, 2014 against any claim that an Indemnitee is liable to us or our stockholders for breach of any fiduciary duty, by reason of the fact that such person (a) participates in, pursues or acquires certain business opportunities, (b) directs any such business opportunity to another person or (c) fails to present any business opportunity, or information regarding any such business opportunity, to us or our subsidiaries (in the case of Mr. Crutchfield (or any substitute designee), unless the business opportunity is expressly offered to Mr. Crutchfield (or such substitute designee) in writing solely in his capacity as a director of Rice Energy Inc.).
As of August 8, 2014, a subsidiary of Alpha owned 9,523,810 shares of our common stock, representing an approximately 7.4% interest in us. For a description of the material relationships between us, Alpha and Mr. Crutchfield, please see “Item 13. Certain Relationships and Related Transactions, and Director Independence Procedures for Review, Approval and Ratification of Related Person Transactions” in our 2013 Annual Report.

On August 8, 2014, we entered into a First Amendment to the Stockholders’ Agreement (the “Amendment”) with Rice Holdings, Rice Partners, NGP Holdings and Alpha. Pursuant to the Amendment, the stockholders’ agreement will terminate on the earlier of the date on which (i) none of our principal stockholders beneficially own at least 2.5% of our outstanding common stock and (ii) we receive written notice from each principal stockholder requesting the termination of the stockholders’ agreement. The stockholders’ agreement terminates with respect to a particular principal stockholder party thereto when such principal stockholder beneficially owns less than 2.5% of our outstanding common stock.

Item 6. Exhibits

Exhibit Number	Exhibit
2.1
Purchase and Sale Agreement, dated July 11, 2014, by and among Rice Drilling B LLC, Chesapeake Appalachia, L.L.C. and Statoil USA Onshore Properties Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on August 7, 2014).

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
4.2
Indenture, dated as of April 25, 2014, by and among Rice Energy Inc., the several guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on April 29, 2014).

4.3	Form of Senior Note due 2022 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-36273) filed with the Commission on April 29, 2014).
4.4
Registration Rights Agreement, dated as of April 25, 2014, by and among Rice Energy Inc., the several guarantors named therein and Barclays Capital Inc. as representative of the initial purchasers named therein (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on April 29, 2014).

4.5*
First Amendment to Stockholders’ Agreement, dated as of August 8, 2014, by and among Rice Energy Inc., Rice Energy Holdings LLC, Rice Energy Family Holdings, LP, NGP Rice Holdings LLC and Alpha Natural Resources, Inc.

10.1
Third Amended and Restated Credit Agreement, dated as of April 10, 2014, among Rice Energy Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent and the lenders and other parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on April 11, 2014).

10.2
Purchase Agreement, dated as of April 16, 2014 among the Company, the Guarantors and Barclays Capital Inc., as representative of the several initial purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on April 21, 2014).

10.3†*	Amended and Restated Rice Energy Inc. 2014 Long-Term Incentive Plan
10.4†
Form of Performance Stock Unit (PSU) Agreement (incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-1 (File No. 333-197266) filed with the Commission on July 7, 2014).

10.5†*	Indemnification Agreement, dated as of August 8, 2014, by and among the Company, Alpha Natural Resources, Inc. and Kevin S. Crutchfield.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Schema Document.
101.CAL***	XBRL Calculation Linkbase Document.
101.DEF***	XBRL Definition Linkbase Document.
101.LAB***	XBRL Labels Linkbase Document.
101.PRE***	XBRL Presentation Linkbase Document.

*	Filed herewith.

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

RICE ENERGY INC.

Date: August 11, 2014	By:	/s/ Daniel J. Rice IV
Daniel J. Rice IV
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2014	By:	/s/ Grayson T. Lisenby
Grayson T. Lisenby
Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
2.1
Purchase and Sale Agreement, dated July 11, 2014, by and among Rice Drilling B LLC, Chesapeake Appalachia, L.L.C. and Statoil USA Onshore Properties Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on August 7, 2014).

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
4.2
Indenture, dated as of April 25, 2014, by and among Rice Energy Inc., the several guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on April 29, 2014).

4.3	Form of Senior Note due 2022 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-36273) filed with the Commission on April 29, 2014).
4.4
Registration Rights Agreement, dated as of April 25, 2014, by and among Rice Energy Inc., the several guarantors named therein and Barclays Capital Inc. as representative of the initial purchasers named therein (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on April 29, 2014).

4.5*
First Amendment to Stockholders’ Agreement, dated as of August 8, 2014, by and among Rice Energy Inc., Rice Energy Holdings LLC, Rice Energy Family Holdings, LP, NGP Rice Holdings LLC and Alpha Natural Resources, Inc.

10.1
Third Amended and Restated Credit Agreement, dated as of April 10, 2014, among Rice Energy Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent and the lenders and other parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on April 11, 2014).

10.2
Purchase Agreement, dated as of April 16, 2014 among the Company, the Guarantors and Barclays Capital Inc., as representative of the several initial purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on April 21, 2014).

10.3†*	Amended and Restated Rice Energy Inc. 2014 Long-Term Incentive Plan
10.4†
Form of Performance Stock Unit (PSU) Agreement (incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-1 (File No. 333-197266) filed with the Commission on July 7, 2014).

10.5†*	Indemnification Agreement, dated as of August 8, 2014, by and among the Company, Alpha Natural Resources, Inc. and Kevin S. Crutchfield.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Schema Document.

*	Filed herewith.

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