Form 10-K
period 2014-12-31
Rice Energy Inc.
filed 2015-03-13
CIK 1588238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑Yes ☐No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☑No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No

The aggregate market value of the equity held by non-affiliates of the registrant as of June 30, 2014: $1,612,534,986
The number of shares of common stock outstanding as of March 10, 2015: 136,297,909
Documents Incorporated by Reference
The Company’s definitive proxy statement relating to the annual meeting of shareholders (to be held June 3, 2015) will be filed with the Commission within 120 days after the close of the Company’s fiscal year ended December 31, 2014 and is incorporated by reference in Part III to the extent described herein.

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
Reserve engineering is a process of estimating underground accumulations of natural gas, NGLs and oil that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data and price and cost assumptions made by reserve engineers. In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, such revisions could change the schedule of any further production and development drilling. Accordingly, reserve estimates may differ significantly from the quantities of natural gas, NGLs and oil that are ultimately recovered.
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

Commonly Used Defined Terms
As used in the Annual Report, unless the context indicates or otherwise requires, the following terms have the following meanings:

•	“Rice Energy,” the “Company,” “we,” “our,” “us” or like terms refer collectively to Rice Energy Inc. and its consolidated subsidiaries, including Rice Drilling B LLC;

•	“Rice Drilling B” refers to Rice Drilling B LLC, a wholly-owned subsidiary of Rice Energy;

•	“Rice Partners” refers to Rice Energy Family Holdings, LP (formerly known as Rice Energy Limited Partners), an entity affiliated with members of the Rice family;

•	“Rice Holdings” refers to Rice Energy Holdings LLC;

•	“RMP” refers to Rice Midstream Partners LP (NYSE: RMP);

•	“Rice Midstream OpCo” refers to Rice Midstream OpCo LLC, a wholly-owned subsidiary of RMP;

•	“Midstream Holdings” refers to Rice Midstream Holdings LLC, a wholly-owned subsidiary of Rice Energy;

•	“Rice Appalachia” refers to Rice Energy Appalachia, LLC, the parent company of Rice Drilling B prior to our initial public offering;

•	“Alpha Holdings” refers to Foundation PA Coal Company, LLC, a wholly-owned indirect subsidiary of Alpha Natural Resources, Inc.;

•	“Marcellus joint venture” refers collectively to Alpha Shale Resources, LP and its general partner, Alpha Shale Holdings, LLC;

•	“Natural Gas Partners” refers to a family of private equity investment funds organized to make direct equity investments in the energy industry, including the funds invested in us; and

•	“NGP Holdings” refers to NGP Rice Holdings, LLC.

PART I

Item 1. Business
General
Rice Energy Inc., a Delaware corporation, is an independent natural gas and oil company engaged in the acquisition, exploration and development of natural gas, oil and NGL properties in the Appalachian Basin. We operate in two business segments, which are managed separately due to their distinct operational differences. Our two reporting segments are as follows:
Exploration and Production - This segment is engaged in the acquisition, exploration and development of natural gas, oil and NGLs.
Midstream - This segment is engaged in the gathering and compression of natural gas, oil and NGL production of, and in the provision of water services to support the well completion activities of Rice Energy and third-parties.
Our corporate offices are located at 400 Woodcliff Drive, Canonsburg, Pennsylvania 15317 (telephone: (724) 746-6720). Our common stock is listed and traded on the New York Stock Exchange (the “NYSE”) under the symbol “RICE.” At December 31, 2014, we had 136,280,766 shares outstanding.
Significant Accomplishments in 2014

•	Completed successful Rice Energy initial public offering (“IPO”), providing $593.6 million of net proceeds

•	Strategically acquired Marcellus Shale gas gathering assets for $111.4 million

•	Issued $900.0 million of senior notes due 2022 at 6.25%

•	Produced 97.7 Bcfe during 2014, a 325% increase above 2013 production

•	Proved reserves increased 242% to 1.3 Tcfe, compared to year end 2013

•	Completed first Utica Shale well, which tested at 42 MMcfe/d

•	Opportunistically acquired approximately 22,000 net acres in Greene County, Pennsylvania in August 2014, partially funded with net proceeds of $196.3 million from our follow on equity offering

•	Significantly expanded leasehold position by 57% to approximately 141,000 net acres as of year end 2014

•	Completed successful initial public offering of Rice Midstream Partners LP (NYSE: RMP) in December 2014 providing net proceeds of $444.1 million
Background on Our Financial Information and Results of Operations
On January 29, 2014, we completed our IPO and related transactions, including our reorganization and concurrent acquisition of Alpha Holdings’ 50% interest in our Marcellus joint venture. On December 22, 2014, RMP completed its IPO and related transactions, including our contribution to it of certain gas gathering and compression assets.
As a result of the reorganziations that occurred during 2014, our historical financial condition and results of operations for the periods presented in this Annual Report may not be comparable, either from period to period or going forward. For example, information for the period from January 1, 2014 until January 29, 2014, as contained within the year ended December 31, 2014, and for the years ended December 31, 2013 and 2012, pertain to the historical financial statements and results of operations of our accounting predecessor. Such periods reflect only our 50% equity investment in our Marcellus joint venture. From and after our acquisition of the remaining 50% interest from Alpha Holdings on January 29, 2014, the results of operations of our Marcellus joint venture are consolidated into our results of operations.
In connection with the RMP IPO in December 2014, we contributed all of our gas gathering and compression assets in Washington and Greene Counties, Pennsylvania in exchange for, among other things, common and subordinated units representing a 50.0% limited partner interest and all of the incentive distribution rights in RMP. Indirectly through Midstream Holdings, we own and control the general partner of RMP, and as such the results of operations of RMP are consolidated into our results of operations. However, while our results of operations consolidate the results of operations of RMP, for the period from December 22, 2014 until December 31, 2014, as contained within the year ended December 31, 2014, they give effect to the noncontrolling interest in RMP held by its public unitholders.
Also in connection with the RMP IPO, we entered into various gas gathering and compression agreements and water distribution services agreements, both intercompany and, in the case of certain gas gathering and compression services in Pennsylvania, with RMP. Prior to December 22, 2014, with certain limited exceptions, our Midstream segment did not charge fees for providing such services to our Exploration and Production segment.
Exploration and Production Business Segment
Our Exploration and Production segment operates in what we believe to be the core of the Marcellus and Utica Shales. As of December 31, 2014, we held approximately 86,000 net acres in the southwestern core of the Marcellus Shale, substantially all of which are in Washington and Greene Counties, Pennsylvania. We established our Marcellus Shale acreage position through a combination of largely contiguous acreage acquisitions in 2009 and 2010 and through numerous bolt-on acreage acquisitions. In 2012, we acquired approximately 33,000 of our 55,000 net acres in the southeastern core of the Utica Shale, primarily in Belmont County, Ohio. We believe this area to be the core of the Utica Shale based on our and publicly available drilling results. We operate a substantial majority of our acreage in the Marcellus Shale and a majority of our acreage in the Utica Shale.
The following table provides a summary of our approximate net acreage, net drilling locations and net producing wells as of December 31, 2014, average net daily production for the three months ended December 31, 2014, projected 2015 net wells online and projected 2015 drilling and completion (“D&C”) capital budget as of March 12, 2015:

	Approximate Net Acreage	Net Drilling Locations (1)	Net Producing Wells	Q4 2014 Average Net Daily Production (MMcfe/d)	2015 Projected Net Wells Online		2015 Projected D&C Capex Budget ($mm)

Marcellus Shale	86,000	495	78	336	26		$340
Utica Shale (2)	55,000	356	7	58	10	(3)	220
Upper Devonian Shale	77,000	382	3	3	—		—
Total (4)	141,000	1,233	88	397	36		$560

(1)
Based on our reserve report as of December 31, 2014, we had 62 net drilling locations in the Marcellus Shale associated with proved undeveloped reserves and 10 net drilling locations in the Marcellus Shale associated with proved developed not producing reserves and we had four net drilling locations in the Utica Shale associated with proved undeveloped reserves and one net drilling location in the Utica Shale associated with proved developed not producing reserves. Please see “Item 2. Properties—Exploration and Production Properties Reserve Data—Determination of Drilling Locations” for more information regarding the process and criteria through which these drilling locations were identified. The drilling locations on which we actually drill will depend on the availability of capital, regulatory approval, commodity prices, costs, actual drilling results and other factors. Please see “Item 1A. Risk Factors—Risks Related to Our Business—Our drilling locations are scheduled out over many years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling. In addition, we may not be able to raise the substantial amount of capital that would be necessary to drill our drilling locations.”

(2)
Utica Shale net drilling locations gives effect to our projected 61.8% working interest in the Utica Shale after applying unitization and participating interest assumptions described under “Item 2. Properties—Exploration and Production Properties Reserve Data—Determination of Drilling Locations.”

(3)	Includes one Utica Shale well in Pennsylvania.

(4)	The 77,000 net acres in the Upper Devonian Shale is not included in the total acreage as the Upper Devonian and the Marcellus Shale are stacked formations within the same geographic footprint.

The following table provides certain operational data related to our proved developed producing Marcellus wells as of December 31, 2014. We are the operator of each of these wells.

			Periodic Flow Rates (MMcfe/d) (1)
Year(s)	Gross Operated Wells Turned Into Sales	Average Lateral Length (Feet)	0-90	91-180	181-360	361-720	D&C ($/Foot) (2)
2010-2011	6	3,281	5.7	6.0	4.4	2.7	$2,377
2012	9	5,731	9.2	10.0	6.8	4.2	1,660
2013	22	6,286	11.2	10.6	7.6	5.9	1,476
2014 (3)	41	7,282	11.2	10.3	5.8	N/A	1,176
Total	78	6,515	10.5	9.9	6.8	3.8	$1,409

(1)Based on production data through March 1, 2015.
(2)D&C costs are shown gross of our working interest’s proportionate share.

(3)	Excludes seven producing wells acquired in our Greene County, Pennsylvania acreage acquisition in August 2014.
Additionally, we have drilled and completed three Upper Devonian horizontal wells on our Marcellus Shale acreage with a 100% success rate. Based on our Upper Devonian wells and those of other operators in the vicinity of our acreage as well as other geologic data, we estimate that a substantial majority of our Marcellus Shale acreage in southwestern Pennsylvania is prospective for the slightly shallower Upper Devonian Shale. As of December 31, 2014, we had 382 net drilling locations in the Upper Devonian Shale.

We applied the same shale analysis and acquisition strategy that we developed and employed in the Marcellus Shale to acquire our acreage in the Utica Shale in Ohio. In June 2014, we completed our first Utica well in Belmont County, the Bigfoot 9H. As of December 31, 2014, the Bigfoot 9H had cumulatively produced 2.8 Bcf of natural gas. In early December, we increased the restricted flow rate to approximately 16 MMcfe/d from 14 MMcfe/d. During the third quarter of 2014, we turned two additional operated Utica wells into sales at a restricted rate of 16 MMcfe/d. As of December 31, 2014, we had 23 gross (7 net) Utica wells producing, including 3 gross (2 net) operated wells. As of December 31, 2014, we had 356 net Utica Shale drilling locations.
During 2014, we turned 44 gross (39 net) wells into sales and achieved record sales volumes of 97,737 MMcfe, representing a 325% increase in production over the prior year. In addition, we increased our leasehold position in the Marcellus and Utica Shales to approximately 86,000 and 55,000 net acres as of December 31, 2014, representing a 98% and 18% increase over the prior year, respectively. We achieved this growth in acreage through organic leasing efforts, our January 2014 acquisition of the remaining 50% interest in our Marcellus joint venture in exchange for total consideration in the form of cash and stock of $322 million and our August 2014 acquisition of approximately 22,000 net acres and 12 developed (7 producing) wells in the Marcellus Shale in Greene County, Pennsylvania for approximately $329.5 million. As of December 31, 2014, we had 1,306.6 Bcfe of proved reserves (49% proved developed and 100% natural gas), representing a 117% increase over the prior year.
In 2015, we plan to invest $680.0 million in our Exploration and Production segment as follows:

•	$340.0 million for drilling and completion in the Marcellus Shale;

•	$220.0 million for drilling and completion in the Utica Shale; and

•	$120.0 million for leasehold acquisitions.
Our capital budget excludes acquisitions, other than leasehold acquisitions. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
As of March 1, 2015, our average annual firm transportation contracts and firm sales arrangements are approximately 813,000 MMBtu/d in 2015, 918,000 MMBtu/d in 2016 and 1,011,000 MMBtu/d in 2017. These amounts include approximately 115,000 MMBtu/d of firm sales contracted with a third party through October 2017, subject to annual renewal. Under firm transportation contracts, we are obligated to pay demand charges for the contracted capacity regardless of whether it is utilized. We continue to actively identify and evaluate additional takeaway capacity to facilitate production growth in our Appalachian Basin position.

In October 2013, we entered into a Development Agreement and an AMI Agreement with Gulfport Energy Corporation (“Gulfport”) covering approximately 50,000 aggregate net acres in the Utica Shale in Belmont County, Ohio. We refer to these agreements as our “Utica Development Agreements.” Pursuant to the Utica Development Agreements, we have an approximately 68.7% participating interest in acreage currently owned or to be acquired by us or Gulfport located within Goshen and Smith Townships (the “Northern Contract Area”) and approximately 48.2% participating interest in acreage currently owned or to be acquired by us or Gulfport located within Wayne and Washington Townships (the “Southern Contract Area”), each within Belmont County, Ohio. The remaining participating interests are held by Gulfport. The participating interests of us and Gulfport in each of the Northern and Southern Contract Areas approximate our current relative acreage positions in each area.
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
For the year ended December 31, 2014, our Exploration and Production segment represented 99% of our operating revenues.
Midstream Business Segment
Our Midstream segment invests in infrastructure to complement our Exploration and Production activities. Through ownership and operation of this infrastructure, we are able to improve our ability to manage costs, control the timing of bringing new production online, and enhance the value received for gathering and compressing our production and providing water services to our well completions operations. Unlike many producing basins in the United States, certain portions of the Appalachian Basin do not have sufficient midstream infrastructure to support the existing and expected increasing levels of production.
Following the completion of its initial public offering on December 22, 2014, our midstream activities include Rice Midstream Partners LP (NYSE: RMP), which is a publicly traded limited partnership formed to own, operate, develop and acquire midstream assets in the Appalachian Basin and which currently owns our Washington and Greene County gas gathering systems. At December 31, 2014, we owned an approximate 50% limited partner interest and all of the incentive distribution rights in RMP, whose results are consolidated in our financial statements. Unless otherwise noted, discussions of our Midstream business, operations and results in this Annual Report include RMP’s business, operations and results. We record the non-controlling interest of the limited partners of RMP in our consolidated financial statements.
Our midstream assets consist of gathering systems and associated compression infrastructure in Washington and Greene Counties, Pennsylvania (owned by RMP), and gathering systems and associated compression infrastructure in Belmont County, Ohio, and fresh water distribution systems in Washington and Greene Counties, Pennsylvania and Belmont County, Ohio. The following table provides information regarding our gathering and compression assets for the periods presented.

	Three Months Ended December 31, 2014	As of December 31, 2014
	Average Daily Throughput (MDth/d)	Pipeline (miles)	Capacity (MDth/d)	Compression Capacity (HP)
RMP:
Washington County System	351	71	2,772	7,320
Greene County System	166	10	420	—
Rice Energy:
Belmont County System	74	21	525	—
Total	591	102	3,717	7,320

During 2014, we continued the build-out of our Pennsylvania gathering systems and initiated the build-out of our Ohio gathering system. In April 2014, we acquired a 28-mile, 6- to 16-inch gathering in eastern Washington County, Pennsylvania, and permits necessary to construct an 18-mile, 30-inch gathering pipeline connecting this system to the Texas Eastern Pipeline for approximately $111.4 million. The acquired system is supported by long-term contracts with acreage dedications covering approximately 21,000 acres from third parties. In November 2014, we completed construction of the 18-mile, 30-inch gathering pipeline.
We are also in the process of expanding three fresh water distribution systems that are expected to have direct access to approximately 25.9 MMGPD of fresh water from the Monongahela and Ohio Rivers and other regional sources. These systems service the well completion operations of our Exploration and Production segment.
In 2015, we plan to invest $390.0 million in our Midstream segment, which includes $180.0 million expected to be invested by RMP. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Segment Information
For additional information on operations by segment including, but not limited to, revenues from external customers, operating income and total assets, see Note 8 in the notes to consolidated financial statements under Item 8 of this Annual Report.
Markets and Customers
Exploration and Production Segment
Our Exploration and Production segment sells produced natural gas principally to natural gas marketers.  Natural gas is a commodity and therefore we receive market-based pricing.  The market price for natural gas can be volatile as demonstrated by significant declines in late 2014 and early 2015.  In addition, the market price for natural gas in the Appalachian Basin experienced a decline relative to the price at Henry Hub, which is the location for pricing NYMEX and natural gas futures, in the second half of 2013 and 2014 as a result of the increased supply of natural gas in the Northeast region.  While additional takeaway capacity has been and continues to be added to alleviate this supply/demand imbalance, the cost of new firm transportation projects has risen significantly in recent years. Changes in the market price for natural gas, including basis, impact our revenues, earnings and liquidity.  We are unable to predict potential future movements in the market price for natural gas, including Appalachian basis differentials, and thus cannot predict the ultimate impact of prices on our operations; however, we monitor the market for natural gas and adjust strategy and operations as deemed to be appropriate.  In order to protect cash flow from undue exposure to the risk of changing commodity prices, we hedge a portion of our forecasted natural gas production, most of which is hedged at NYMEX natural gas prices.
Our hedging strategy and information regarding our derivative instruments is set forth in “Commodity Hedging Activities” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” and in Note 4 to the consolidated financial statements in Item 8 of this Annual Report.
For the year ended December 31, 2014, sales to Sequent Energy Management, LP (“Sequent”) represented 79% of our total sales. Although a substantial portion of production is purchased by this major customer, we do not believe the loss of this customer would have a material adverse effect on our business, as other customers or markets would be accessible to us. However, if we lose this customer, there is no guarantee that we will be able to enter into an agreement with a new customer which is as favorable as our current agreements.
Midstream Segment
Our Midstream segment derives gathering and compression revenues from charges to customers for use of its gathering systems and compression assets in Pennsylvania and Ohio.  The gathering systems volumes are transported to six major interstate pipelines: Dominion Transmission, EQT Midstream, Columbia Gas Transmission, Texas Eastern Transmission, Natural Fuel Gas Supply and Dominion East Ohio.
Gathering system throughput volumes for 2014 totaled 402 MDth/d, of which approximately 90% related to gathering for our Exploration and Production segment and 10% related to third-party volumes.  Prior to December 22, 2014, our Midstream segment did not charge fees for gathering and compression services provided to our Exploration and Production segment. As such, for 2014, our Exploration and Production segment accounted for only 24% of our natural gas gathering and compression revenues. Three third-party customers represented 60% and 96% of our Midstream segment gathering and compression revenues, respectively, for 2014.
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
Seasonal anomalies of the nature described above can increase demand for midstream services during the summer and winter months and decrease demand for such services during the spring and fall months.
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
Our Midstream segment faces competition in attracting third-party volumes to our gathering and compression systems. In addition, these third parties may develop their own gathering and compression systems in lieu of employing our assets. Our ability to attract such third-party volumes to our gathering and compression systems depends on our ability to evaluate and select suitable projects and to consummate transactions in a highly competitive environment. Also, there is substantial competition for capital available for investment in the oil and natural gas industry. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours. In addition, other companies may be able to offer better compensation packages to attract and retain qualified personnel than we are able to offer. The cost to attract and retain qualified personnel has increased over the past three years due to competition and may increase substantially in the future. We may not be able to compete successfully in the future in attracting third-party volumes to our gathering and compression systems, attracting and retaining quality personnel, and raising additional capital, which could have a material adverse effect on our Midstream segment.
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
Failure to comply with applicable laws and regulations can result in substantial penalties. The regulatory burden on the industry increases the cost of doing business and affects profitability. Although we believe we are in substantial compliance with all applicable laws and regulations, such laws and regulations are frequently amended or reinterpreted. Therefore, we are unable to predict the future costs or impact of compliance. Additional proposals and proceedings that affect the natural gas industry are regularly considered by Congress, the states, the Federal Energy Regulatory Commission (“FERC”), and the courts. We cannot predict when or whether any such proposals may become effective.
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
Regulation of Pipeline Safety and Maintenance
The Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”), and Hazardous Liquids Pipeline Safety Act of 1979, as amended (“HLPSA”), govern the design, installation, testing, construction, operation, replacement and management of natural gas, crude oil, NGL and condensate pipeline facilities. Pursuant to these acts, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) of the DOT has promulgated regulations governing, among other things, pipeline wall thickness, design pressures, maximum operating pressures, pipeline patrols and leak surveys, minimum depth requirements, and emergency procedures, as well as other matters intended to ensure adequate protection for the public and to prevent accidents and failures. Additionally, PHMSA has established promulgated regulations requiring pipeline operators to develop and implement integrity management programs for certain gas and hazardous liquid pipelines that, in the event of a pipeline leak or rupture, could affect “high consequence areas,” which are areas where a release could have the most significant adverse consequences, including high-population areas, certain drinking water sources and unusually sensitive ecological areas. We believe that our pipeline operations are in substantial compliance with applicable requirements; however, due to the possibility of new or amended laws and regulations or reinterpretation of existing laws and regulations, measures to ensure future compliance could result in increased costs.
These pipeline safety laws were amended on January 3, 2012, when President Obama signed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Pipeline Safety Act”), which requires increased safety measures for gas and hazardous liquids pipelines. Among other things, the 2011 Pipeline Safety Act directs the Secretary of Transportation to promulgate regulations relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, testing to confirm the material strength of certain pipelines, and operator verification of records confirming the maximum allowable pressure of certain intrastate gas transmission pipelines. The 2011 Pipeline Safety Act also increases the maximum penalty for violation of pipeline safety regulations from $100,000 to $200,000 per violation per day of violation and also from $1 million to $2 million for a related series of violations. The safety enhancement requirements and other provisions of the 2011 Pipeline Safety Act as well as any implementation of PHMSA regulations thereunder or any issuance or reinterpretation of PHMSA guidance with respect thereto could require us to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any of which could result in our incurring increased operating costs that could have a material adverse effect on our results of operations or financial position.
States are largely preempted by federal law from regulating pipeline safety for interstate lines but most are certified by the DOT to assume responsibility for enforcing federal intrastate pipeline regulations and inspection of intrastate pipelines. In practice, because states can adopt stricter standards for intrastate pipelines than those imposed by the federal government for interstate lines, states vary considerably in their authority and capacity to address pipeline safety. However, we do not expect that any such costs would be material to our financial condition or results of operations. We, or the entities in which we own an interest, inspect our pipelines regularly in compliance with state and federal maintenance requirements. Nonetheless, the adoption of new or amended regulations by PHMSA or the states that result in more stringent or costly pipeline integrity management or safety standards could have a significant adverse effect on us and similarly situated midstream operators. For instance, in August 2011, PHMSA published an advance notice of proposed rulemaking and sought public comment on a number of proposed changes to regulations governing the safety of gas transmission pipelines and gathering lines, including, for example, revising the definitions of “high consequence areas” and “gathering lines” and strengthening integrity management requirements as they apply to existing regulated operators and to currently exempt operators should certain exemptions be removed. Most recently, in an August 2014 report to Congress from the U.S. Government Accountability Office (“GAO”), the GAO acknowledged PHMSA’s continued assessment of the safety risks posed by gathering lines and recommended that PHMSA move forward with rulemaking to address larger-diameter, higher-pressure gathering lines, including subjecting such pipelines to emergency response planning requirements that currently do not apply. We cannot predict what future action the DOT will take, but we do not believe that any regulatory changes will affect us in a way that materially differs from the way they will affect other natural gas gatherers with which we compete.
Regulation of Environmental and Occupational Safety and Health Matters
General
Our operations are subject to numerous federal, regional, state, local, and other laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Applicable U.S. federal environmental laws include, but are not limited to, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Clean Water Act (“CWA”) and the Clean Air Act (“CAA”). These laws and regulations govern environmental cleanup standards, require permits for air emissions, water discharges, underground injection, solid and hazardous waste disposal and set environmental compliance criteria. In addition, state and local laws and regulations set forth specific standards for drilling wells, the maintenance of bonding requirements in order to drill or operate wells, the spacing and location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells, and the prevention and cleanup of pollutants and other matters. We maintain insurance against costs of clean-up operations, but we are not fully insured against all such risks. Additionally, Congress and federal and state agencies frequently revise environmental laws and regulations, and any changes that result in delay or more stringent and costly permitting, waste handling, disposal and clean-up requirements for the oil and gas industry could have a significant impact on our operating costs. Although future environmental obligations are not expected to have a material impact on the results of our operations or financial condition, there can be no assurance that future developments, such as increasingly stringent environmental laws or enforcement thereof, will not cause us to incur material environmental liabilities or costs.
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
Waste Discharges
The CWA and its state analog impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. Federal spill prevention, control and countermeasure requirements require appropriate containment berms and similar structures to help prevent the contamination of navigable waters by a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. We believe that we maintain all required permits and/or authorizations necessary to conduct our operations, and we further believe we are in substantial compliance with the terms thereof. Federal and state regulatory agencies can impose administrative, civil and criminal penalties as well as other enforcement mechanisms for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.
Air Emissions
The CAA and state analogs and regulations restrict the emission of air pollutants from many sources, including oil and gas facilities. New facilities may be required to obtain permits before construction can begin, and existing facilities may be required to obtain additional permits and incur capital costs to remain in compliance. Over time more stringent regulations governing emissions of toxic air pollutants and greenhouse gases (GHGs) have been developed by the EPA and may increase the costs of compliance for some facilities. In 2012, the EPA issued federal regulations affecting our operations under the New Source Performance Standards provisions (new Subpart OOOO) and expanded regulations under national emission standards for hazardous air pollutants. On December 19, 2014, the EPA finalized amendments and clarifications to the NSPS rules, including, for example, updates and clarifications to requirements related to well completion, storage tanks, and leak detection. In addition, the Obama Administration is expected to release a series of new regulations affecting the oil and gas industry in 2015, including regulations limiting methane emissions from certain new and modified oil and gas facilities. Compliance with these and other air pollution control and permitting requirements has the potential to delay the development of natural gas and oil projects and increase our costs of development and production, which costs could be significant. However, we do not believe that compliance with such requirements will have a material adverse effect on our operations.
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
Endangered Species Act and Migratory Bird Treaty Act
The Endangered Species Act (“ESA”) and state analogs restrict activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. While some of our operations may be located in areas that are designated as habitats for endangered or threatened species or that may attract migratory birds we believe that we are in substantial compliance with such law. However, the designation of previously unidentified endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected states.
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

Safe Drinking Water Act
The Safe Drinking Water Act (“SDWA”) and comparable state provisions restrict the disposal of water produced or used during oil and gas development. Subsurface emplacement of fluids (including disposal wells or enhanced oil recovery) is governed by federal or state regulatory authorities that, in some cases, includes the state oil and gas regulatory authority or the state’s environmental authority. These regulations, and any amendments to these regulations, may increase the costs of compliance for some facilities. Furthermore, in response to alleged seismic events near underground injection wells used for the disposal of oil and gas-related wastewaters, some agencies have imposed moratoria on the use of such injection wells. If new regulatory initiatives are implemented that restrict or prohibit the use of underground injection wells in areas where we rely upon the use of such wells in our operations, our costs to operate may significantly increase.
Employees
As of December 31, 2014, we had 290 full-time employees. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We utilize the services of independent contractors to perform various field and other services.
Available Information
Our website is available at http://www.riceenergy.com. Information contained on or connected to our website is not incorporated by reference into this Annual Report and should not be considered part of this report or any other filing we make with the U.S. Securities and Exchange Commission (“SEC”). We make available, free of charge, on our website, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after filing such reports with the SEC. Other information such as presentations, our Corporate Governance Guidelines, the charters of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee, and the Code of Business Conduct and Ethics are available on our website and in print to any stockholder who provides a written request to the Corporate Secretary at 400 Woodcliff Drive, Canonsburg, Pennsylvania 15317. Our Code of Business Conduct and Ethics applies to all directors, officers and employees, including the Chief Executive Officer and Chief Financial Officer.
The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers, including Rice Energy, that file electronically with the SEC. The public can obtain any document we file with the SEC at http://www.sec.gov.
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
The prices we receive for our natural gas, NGL and oil production heavily influence our revenue, operating results profitability, access to capital, future rate of growth and carrying value of our properties. Natural gas, NGLs and oil are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the commodities market has been volatile. For example, the Henry Hub spot market price had declined from a high of $7.94 per MMBtu on March 5, 2014 to a low of $2.75 per MMBtu on December 25, 2014. Natural gas prices have remained depressed thus far in 2015, and the commodities market will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include the following:

•	worldwide and regional economic conditions affecting the global supply of and demand for natural gas, NGLs and oil;

•	the price and quantity of imports of foreign natural gas, including liquefied natural gas;

•	political conditions in or affecting other producing countries, including conflicts in the Middle East, Africa, South America and Russia;

•	the level of global exploration and production;

•	the level of global inventories;

•	prevailing prices on local price indexes in the areas in which we operate and expectations about future commodity prices;

•	the proximity, capacity, cost and availability of gathering and transportation facilities, and other factors that result in differentials to benchmark prices;

•	localized and global supply and demand fundamentals and transportation availability;

•	the actions of the Organization of the Petroleum Exporting Countries;

•	weather conditions and natural disasters;

•	technological advances affecting energy consumption;

•	the cost of exploring for, developing, producing and transporting reserves;

•	speculative trading in natural gas and crude oil derivative contracts;

•	risks associated with operating drilling rigs;

•	increased end-user conservation or conversion of alternative fuels;

•	the price and availability of competitors’ supplies of natural gas and oil and alternative fuels; and

•	domestic, local and foreign governmental regulation and taxes.
Furthermore, the worldwide financial and credit crisis in recent years reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide, resulting in a slowdown in economic activity and recession in parts of the world. This economic environment reduced worldwide demand for energy and resulted in lower natural gas, NGL and oil prices.
In addition, substantially all of our natural gas production is sold to purchasers under contracts with market-based prices. The actual prices realized from the sale of natural gas differ from the quoted NYMEX Henry Hub price as a result of location differentials. Location differentials to NYMEX Henry Hub prices, also known as basis differentials, result from variances in regional natural gas prices compared to NYMEX Henry Hub prices as a result of regional supply and demand factors. Historically, we have entered into long-term firm transportation arrangements pursuant to which our production is shipped to markets that we expect to be less impacted by basis differentials. In recent years, the cost of new firm transportation projects has risen significantly. There can be no assurance that the net impact of entering into such arrangements, after giving effect to their costs, will result in more favorable sales prices for our production in the future than local pricing. As such, our net sales prices may be materially less than NYMEX Henry Hub prices as a result of basis differentials and/or firm transportation costs.
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
The natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures for the development and acquisition of natural gas reserves. In 2015, we plan to invest $1,070.0 million in our operations, including $340.0 million for drilling and completion in the Marcellus Shale, $220.0 million for drilling and completion in the Utica Shale, $120.0 million for leasehold acquisitions and $390.0 million for midstream infrastructure development, including $180.0 million expected to be invested by RMP. Our capital budget excludes acquisitions, other than leasehold acquisitions. We expect to fund our 2015 capital expenditures with existing cash, cash generated by operations and borrowings under our revolving credit facilities. If we do not have sufficient borrowing availability under our revolving credit facilities, including our $550.0 million Senior Secured Revolving Credit Facility (“Senior Secured Revolving Credit Facility”) due to the current commodity price environment or otherwise, we may seek alternate debt financing or reduce our capital expenditures. In addition, a portion of our 2015 capital budget is projected to be financed with cash flows from operations derived from wells drilled on drilling locations not associated with proved reserves in our reserve report. The failure to achieve projected production and cash flows from operations from such wells could result in a reduction to our 2015 capital budget. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, natural gas prices, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments. A reduction in natural gas prices from current levels may result in a decrease in our actual capital expenditures, which would negatively impact our ability to grow production. We intend to finance our future capital expenditures primarily through cash flow from operations and through borrowings under our revolving credit facilities; however, our financing needs may require us to alter or increase our capitalization substantially through the issuance of debt or equity securities or the sale of assets. The issuance of additional indebtedness would require that a portion of our cash flow from operations be used for the payment of interest and principal on our indebtedness, thereby reducing our ability to use cash flow from operations to fund working capital, capital expenditures and acquisitions.
Our cash flow from operations and access to capital are subject to a number of variables, including:

•	our proved reserves;

•	the level of hydrocarbons we are able to produce from existing wells;

•	our access to, and the cost of accessing, end markets for our production;

•	the prices at which our production is sold;

•	our ability to acquire, locate and produce new reserves;

•	the levels of our operating expenses; and

•	our ability to borrow under our revolving credit facilities.
If our revenues or the borrowing base under our $550.0 million Senior Secured Revolving Credit Facility decrease as a result of lower natural gas prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our planned capital budget or our operations at current levels. If additional capital is needed, we may not be able to obtain debt or equity financing on terms acceptable to us, if at all. If cash flow generated by our operations or available borrowings under our revolving credit facilities are not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to development of our properties, which in turn could lead to a decline in our reserves and production, and could adversely affect our business, financial condition and results of operations.
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
Our producing properties are geographically concentrated in the Appalachian Basin, with a particular concentration in Washington and Greene Counties, Pennsylvania and Belmont County, Ohio. As of December 31, 2014 and 2013, all of our total estimated proved reserves were attributable to properties located in these areas. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in these areas caused by governmental regulation, processing or transportation capacity constraints, market limitations, water shortages or other weather related conditions or interruption of the processing or transportation of oil, natural gas or NGLs and changes in regional and local political regimes and regulations. Such conditions could have a material adverse effect on our financial condition and results of operations.
In addition, a number of areas within the Appalachian Basin have historically been subject to mining operations. For example, third parties may engage in subsurface mining operations near or under our properties, which could cause subsidence or other damage to our properties, adversely impact our drilling or adversely impact our midstream activities or those on which we rely. In such event, our operations may be impaired or interrupted, and we may not be able to recover the costs incurred as a result of temporary shut-ins, the plugging and abandonment of any of our wells or the repair of our midstream facilities. Furthermore, the existence of mining operations near our properties could require coordination to avoid adverse impacts as a result of drilling and mining in close proximity. In connection with our aquisition of Alpha Holdings’ 50% interest in our Marcellus joint venture on January 29, 2014, we agreed to continue to acknowledge the dominance of mining by Alpha Natural Resources, Inc. (“Alpha”) within the area of mutual interest of our Marcellus joint venture. As such, in addition to coordinating with Alpha on, and in certain circumstances obtaining the prior approval of Alpha for, future drilling operations, we may also be required to take steps to assure the dominance of the mining operations of Alpha, including the plugging and abandonment of wells at the direction of Alpha upon two years notice. These restrictions on our operations, and any similar restrictions, can cause delays or interruptions or can prevent us from executing our business strategy, which could have a material adverse effect on our financial condition and results of operations.

Due to the concentrated nature of our portfolio of natural gas properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties.
We have been an early entrant into new or emerging plays. As a result, our initial drilling results in these areas may be less certain, and the value of our undeveloped acreage will decline if drilling results are unsuccessful.
We completed our first horizontal well in the Marcellus Shale in October 2010 and in the Utica Shale in June 2014. While our costs to acquire undeveloped acreage in new or emerging plays have generally been less than those of later entrants into a developing play, our drilling results in these areas are more uncertain than drilling results in areas that are more developed and have a longer history of established production. Since new or emerging plays have limited or no production history we are unable to use past drilling results in those areas to help predict our future drilling results. As a result, our cost of drilling, completing and operating wells in these areas may be higher than initially expected, and the value of our undeveloped acreage will decline if drilling results are unsuccessful. Additionally, we cannot assure you that all prospects will be economically viable or that we will not abandon our investments. We cannot assure you that unproved property acquired by us or undeveloped acreage leased by us will be profitably developed, that wells drilled by us in prospects that we pursue will be productive or that we will recover all or any portion of our investment in such unproved property or wells.
During the term of the Utica Development Agreements, we will rely on Gulfport for the success of our project in the Southern Contract Area in Belmont County, Ohio, and we may not be able to maximize the value of our properties in the Southern Contract Area as we deem best because we are not in full control of this project.
During the term of the Utica Development Agreements, the success of our operation in the Southern Contract Area in Belmont County, Ohio, will depend in part on the ability of Gulfport to effectively exploit the acreage it operates under the Development Agreement. Please read “Item 1. Business—Exploration and Production Business Segment—Development Agreement and Area of Mutual Interest Agreement.” Pursuant to the Development Agreement, we have designated Gulfport as the operator of our existing and future acreage in the Southern Contract Area. A failure or inability of Gulfport to adequately exploit the acreage it operates would have a significant impact on our results of operations. In addition, other than limitations set forth in the terms of the Development Agreement, we do not control the amount of capital that Gulfport may require for development of properties in the Southern Contract Area. Accordingly, we may be required to allocate capital to development of the Southern Contract Area at times when we otherwise would allocate capital to the Northern Contract Area, our Marcellus Shale acreage or elsewhere or otherwise be forced to terminate the Utica Development Agreements. Under any of these circumstances, our prospects for realization of the potential value of the oil, natural gas and NGL reserves associated with the Southern Contract Area could be adversely affected. Our lack of control may limit our ability to develop our properties in the manner we believe to be in our best interest.
Insufficient takeaway capacity in the Appalachian Basin could cause significant fluctuations in our realized natural gas prices.
The Appalachian Basin natural gas business environment has recently experienced periods in which production has surpassed local takeaway capacity, resulting in substantial discounts in the price received by producers such as us. Although additional Appalachian Basin takeaway capacity has been added in recent years, the existing and expected capacity may not be sufficient to keep pace with the increased production caused by accelerated drilling in the area in the short term. Furthermore, the costs associated with securing long-term firm transportation capacity has risen significantly on newer projects. There can be no assurance that the net impact of entering into such arrangements, after giving effect to their costs, will result in more favorable sales prices for our production in the future than local pricing. If we are unable to secure additional gathering and compression capacity and long-term firm takeaway capacity on major pipelines that are in existence or under construction in our core operating area to accommodate our growing production and to manage basis differentials, it could have a material adverse effect on our financial condition and results of operations.
We are required to pay fees to our service providers based on minimum volumes regardless of actual volume throughput.
We have various gas transportation service agreements in place, each with minimum volume delivery commitments. As of March 1, 2015, our average annual contractual firm transportation and firm sales obligations for 2015, 2016 and 2017 were approximately 813,000 MMBtu/d, 918,000 MMBtu/d and 1,011,000 MMBtu/d, respectively. While we believe that our future natural gas volumes will be sufficient to satisfy the minimum requirements under our gas transportation services agreements based on our current production and our exploration and development plan, we can provide no such assurances that such volumes will be sufficient. We are obligated to pay fees on minimum volumes to our service providers regardless of actual volume throughput, which could be significant. If these fees on minimum volumes are substantial, we may not be able to generate sufficient cash to cover these obligations, which may require us to reduce or delay our planned investments and capital expenditures or seek alternative means of financing.

Restrictions in our existing and future debt agreements could limit our growth and our ability to engage in certain activities.
Our revolving credit facility and the indenture (the “Indenture”) governing the $900.0 million aggregate principal amount of 6.25% senior notes due 2022 (the “Senior Notes”) we issued in a private placement on April 25, 2014 (the “Senior Notes Offering”) contain a number of significant covenants (in addition to covenants restricting the incurrence of additional indebtedness), including restrictive covenants that may limit our ability to, among other things:

•	sell assets;

•	make loans to others;

•	make investments;

•	enter into mergers;

•	make certain payments;

•	hedge future production or interest rates;

•	incur liens;

•	engage in certain other transactions without the prior consent of the lenders; and

•	pay dividends.
In addition, our revolving credit facility and the Indenture require us to maintain certain financial ratios or to reduce our indebtedness if we are unable to comply with such ratios. On certain occasions in the past we have not met these financial covenants. These restrictions may limit our ability to obtain future financings to withstand a future downturn in our business or the economy in general, or to otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under our revolving credit facility and under the Indenture impose on us.
Any significant reduction in our borrowing base under our Senior Secured Revolving Credit Facility as a result of the periodic borrowing base redeterminations or otherwise may negatively impact our ability to fund our operations.
Our Senior Secured Revolving Credit Facility limits the amounts we can borrow up to a borrowing base amount, which the lenders, in their sole discretion, determine on a semi-annual basis based upon projected revenues from the natural gas properties securing our loan. The lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under the facility. Any increase in the borrowing base requires the consent of the lenders holding 100% of the commitments. If the requisite number of lenders do not agree to an increase, then the borrowing base will be the lowest borrowing base acceptable to such lenders. Outstanding borrowings in excess of the borrowing base must be repaid, or we must pledge other natural gas properties as additional collateral after applicable grace periods. As of December 31, 2014, we did not have any substantial unpledged properties, and we may not have the financial resources in the future to make mandatory principal prepayments required under our revolving credit facility. As of October 2014, the borrowing base under our Senior Secured Revolving Credit Facility was $550.0 million. The commodity prices used by our lenders in our most recent borrowing base determination were not reflective of the substantially lower commodity prices realized in December 2014 and January 2015. Our next scheduled borrowing base redetermination is expected to occur in April 2015.
A breach of any covenant in our revolving credit facility would result in a default under the facility after any applicable grace periods. A default, if not waived, could result in acceleration of the indebtedness outstanding under the relevant facility and in a default with respect to, and an acceleration of, the indebtedness outstanding under other debt agreements that include cross default provisions. The accelerated indebtedness would become immediately due and payable. If that occurs, we may not be able to make all of the required payments or borrow sufficient funds to refinance such indebtedness. Even if new financing were available at that time, it may not be on terms that are acceptable to us.
In certain circumstances we may have to purchase commodities on the open market or make cash payments under our hedging arrangements and these payments could be significant.
If our production is less than the volume commitments under our hedging arrangements, or if natural gas or oil prices exceed the price at which we have hedged our commodities, we may be obligated to make cash payments to our hedge counterparties or purchase the volume difference at market prices, which could, in certain circumstances, be significant. As of December 31, 2014, we had entered into NYMEX hedging contracts through December 31, 2017 covering a total of approximately 202 Bcf of our projected natural gas production at a weighted average price of $4.09 per MMBtu. We have also entered into Appalachian hedging contracts through December 31, 2016 covering a total of approximately 45 Bcf of our projected natural gas production at a weighted average price of $2.72 per MMBtu. If we have to purchase additional commodities on the open market or post cash collateral to meet our obligations under such arrangements, our cash otherwise available for use in our operations would be reduced.
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
You should not assume that the present value of future net revenues from our reserves is the current market value of our estimated natural gas reserves. We generally base the estimated discounted future net cash flows from reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the present value estimate. Please see “—The standardized measure of discounted future net cash flows from our proved reserves will not be the same as the current market value of our estimated oil and natural gas reserves.”
Reserve estimates for fields that do not have a lengthy production history are less reliable than estimates for fields with lengthy production histories. Less production history may contribute to less accurate estimates of reserves, future production rates and the timing of development expenditures. A substantial number of our producing wells have been operational for less than two years and estimated reserves vary substantially from well to well. Furthermore, the lack of operational history for horizontal wells in the Utica Shale may also contribute to the inaccuracy of future estimates of reserves and could result in our failing to achieve expected results in the play. A material and adverse variance of actual production, revenues and expenditures from those underlying reserve estimates would have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our drilling locations are scheduled out over many years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling. In addition, we may not be able to raise the substantial amount of capital that would be necessary to drill our drilling locations.
Our management team has specifically identified and scheduled certain well locations as an estimation of our future multi-year drilling activities on our existing acreage. These well locations represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including natural gas and oil prices, the availability and cost of capital, drilling and production costs, the availability of drilling services and equipment, drilling results, lease expirations, gathering system and pipeline transportation constraints, gathering system and pipeline transportation costs, access to and availability of water sourcing and distribution systems, regulatory approvals and other factors. Because of these uncertain factors, we do not know if the numerous drilling locations we have identified will ever be drilled or if we will be able to produce natural gas or oil from these or any other drilling locations. In addition, unless production is established within the spacing units covering the undeveloped acres on which some of the potential locations are obtained, the leases for such acreage will expire. Further, certain of the horizontal wells we intend to drill in the future may require unitization with adjacent leaseholds controlled by third parties. If these third parties are unwilling to unitize such leaseholds with ours, this may limit the total locations we can drill. As such, our actual drilling activities may materially differ from those presently identified.
As of December 31, 2014, we had 1,233 net drilling locations. As a result of the limitations described above, we may be unable to drill many of these locations. In addition, we will require significant additional capital over a prolonged period in order to pursue the development of these locations, and we may not be able to raise or generate the capital required to do so. Any drilling activities we are able to conduct on these potential locations may not be successful, may not increase our overall proved reserves or may result in a downward revision of our estimated proved reserves, which could have a material adverse effect on our future business and results of operations. For more information on our drilling locations, see “Item 2. Properties—Exploration and Production Segment—Reserve Data—Determination of Drilling Locations.”
Our acreage must be drilled before lease expiration, generally within three to five years, in order to hold the acreage by production. In a highly competitive market for acreage, failure to drill sufficient wells to hold acreage may result in a substantial lease renewal cost, or if renewal is not feasible, loss of our lease and prospective drilling opportunities.
Leases on our oil and natural gas properties typically have a term of three to five years, after which they expire unless, prior to expiration, production is established within the spacing units covering the undeveloped acres. As of December 31, 2014, we had leases representing 2,905 undeveloped acres scheduled to expire in 2015, 5,694 undeveloped acres scheduled to expire in 2016, 31,988 undeveloped acres scheduled to expire in 2017, 35,498 undeveloped acres scheduled to expire in 2018 and 22,850 undeveloped acres set to expire in 2019 and thereafter. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. Moreover, many of our leases require lessor consent to unitize, which may make it more difficult to hold our leases by production. Any reduction in our current drilling program, either through a reduction in capital expenditures or the unavailability of drilling rigs, could result in the loss of acreage through lease expirations. Our reserves and future production and, therefore, our future cash flow and income are highly dependent on successfully developing our undeveloped leasehold acreage and the loss of any leases could materially and adversely affect our ability to so develop such acreage.
The standardized measure of discounted future net cash flows from our proved reserves will not be the same as the current market value of our estimated oil and natural gas reserves.
You should not assume that the standardized measure of discounted future net cash flows from our proved reserves is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements in effect at December 31, 2014, 2013 and 2012, we based the discounted future net cash flows from our proved reserves on the 12-month first-day-of-the-month oil and natural gas average prices without giving effect to derivative transactions. Accordingly, the natural gas price used in our reserve report as of December 31, 2014 was $4.52 per Mcfe, which is not reflective of the substantially lower prices realized in December 2014 and January 2015. Actual future net cash flows from our oil and natural gas properties will be affected by factors such as:

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
As of December 31, 2014, approximately 51% of our total estimated proved reserves were classified as proved undeveloped. Our approximately 662.4 Bcfe of estimated proved undeveloped reserves will require an estimated $585.3 million of development capital over the next five years. Development of these undeveloped reserves may take longer and require higher levels of capital expenditures than we anticipate. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or decreases in commodity prices will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved undeveloped reserves as unproved reserves.
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
Producing natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Unless we conduct successful ongoing development and exploration activities or continually acquire properties containing proved reserves, our proved reserves will decline as those reserves are produced. Our future reserves and production, and therefore our future cash flow and results of operations, are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire sufficient additional reserves to replace our current and future production. If we are unable to replace our current and future production, the value of our reserves will decrease, and our business, financial condition and results of operations would be adversely affected.
Our derivative activities could result in financial losses or could reduce our earnings.
To achieve more predictable cash flows and reduce our exposure to adverse fluctuations in the prices of natural gas, we enter into derivative instrument contracts for a significant portion of our natural gas production, including fixed-price swaps. As of December 31, 2014, we had entered into NYMEX hedging contracts through December 31, 2017 covering a total of approximately 202 Bcf of our projected natural gas production at a weighted average price of $4.09 per MMBtu. We have also entered into Appalachian hedging contracts through December 31, 2016 covering a total of approximately 45 Bcf of our projected natural gas production at a weighted average price of $2.72 per MMBtu. Accordingly, our earnings may fluctuate significantly as a result of changes in fair value of our derivative instruments.
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
Our hedging transactions expose us to risk of financial loss if a counterparty fails to perform under a derivative contract. Disruptions in the financial markets could lead to sudden decreases in a counterparty’s liquidity, which could make them unable to perform under the terms of the derivative contract and we may not be able to realize the benefit of the derivative contract. As of December 31, 2014, the estimated fair value of our commodity derivative contracts was approximately $196.2 million. Any default by the counterparties to these derivative contracts when they become due would have a material adverse effect on our financial condition and results of operations.
In addition, derivative arrangements could limit the benefit we would receive from increases in the prices for natural gas, which could also have an adverse effect on our financial condition.
The inability of our significant customers to meet their obligations to us may adversely affect our financial results.
In addition to credit risk related to receivables from commodity derivative contracts, our principal exposures to credit risk are through joint interest receivables ($125.3 million at December 31, 2014) and the sale of our natural gas production to natural gas marketing companies ($72.2 million in receivables as of December 31, 2014), including one natural gas marketing company which represented $30.7 million in receivables at December 31, 2014. Joint interest receivables arise from billing entities who own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leased properties on which we wish to drill. We can do very little to choose who participates in our wells. We are also subject to credit risk due to concentration of our natural gas receivables with one natural gas marketing company. The largest purchaser of our natural gas during the year ended December 31, 2014 represented approximately 79% of our total sales. We do not require our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.
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
Substantial costs, liabilities, delays and other significant issues could arise from environmental laws and regulations inherent in drilling and well completion, gathering, transportation, and storage, and we may incur substantial costs and liabilities in the performance of these types of operations. Our operations are subject to extensive federal, regional, state and local laws and regulations governing environmental protection, the discharge of materials into the environment and the security of chemical and industrial facilities. These laws include:

•	CAA, and analogous state law, which impose obligations related to air emissions;

•	Clean Water Act (“CWA”), and analogous state law, which regulate discharge of wastewaters and storm water from some of our facilities into state and federal waters, including wetlands;

•
CERCLA, and analogous state law, which regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent wastes for disposal;

•	RCRA, and analogous state law, which impose requirements for the handling and discharge of any solid and hazardous waste from our facilities;

•	NEPA, which requires federal agencies to study likely environmental impacts of a proposed federal action before it is approved, such as drilling on federal lands;

•	SDWA, and analogous state law, which restrict the disposal, treatment or release of water produced or used during oil and gas development;

•
ESA, and analogous state law, which seek to ensure that activities do not jeopardize endangered or threatened animals, fish and plant species, nor destroy or modify the critical habitat of such species; and

•
OPA of 1990, which requires oil storage facilities and vessels to submit to the federal government plans detailing how they will respond to large discharges, requires updates to technology and equipment, regulates above ground storage tanks and sets forth liability for spills by responsible parties.

Various governmental authorities, including, for example, the U.S. Environmental Protection Agency (the “EPA”), the U.S. Department of the Interior, the Bureau of Indian Affairs and analogous state agencies and tribal governments, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Failure to comply with these laws, regulations and permits may result in the assessment of administrative, civil and/or criminal fines and penalties and liability for non-compliance, the imposition of remedial obligations, costs of corrective action, cleanup or restoration, compensation for personal injury, property damage or other losses, the imposition of stricter conditions on or revocation of permits, the issuance of injunctions or declaratory relief limiting or preventing some or all of our operations, delays in granting permits and cancellation of leases.
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
The EPA’s National Enforcement Initiatives for 2014 to 2016, includes “Assuring Energy Extraction Sector Compliance with Environmental Laws.” According to the EPA’s website, “some techniques for natural gas extraction pose a significant risk to public health and the environment.” To address these concerns, the EPA’s goal is to “address incidences of noncompliance from natural gas extraction and production activities that may cause or contribute to significant harm to public health and/or the environment.” This initiative could involve a large scale investigation of our facilities and processes, and could lead to potential enforcement actions, penalties or injunctive relief against us.
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
We may incur significant costs and liabilities resulting from performance of pipeline integrity programs and related repairs.
Pursuant to the authority under the NGPSA and HLPSA, as amended by the Pipeline Safety Improvement Act, the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 and the 2011 Pipeline Safety Act, PHMSA has promulgated regulations requiring pipeline operators to develop and implement integrity management programs for certain gas and hazardous liquid pipelines that, in the event of a pipeline leak or rupture could affect “high consequence areas,” which are areas where a release could have the most significant adverse consequences, including high-population areas, certain drinking water sources and unusually sensitive ecological areas. These regulations require operators of covered pipelines to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventive and mitigating actions.

In addition, states have adopted regulations similar to existing PHMSA regulations for certain intrastate gas and hazardous liquid pipelines. At this time, we cannot predict the ultimate cost of compliance with applicable pipeline integrity management regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of pipeline integrity testing, but the results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the safe and reliable operation of our pipelines.
Moreover, changes to pipeline safety laws by Congress and regulations by PHMSA or states that result in more stringent or costly safety standards could have a significant adverse effect on us and similarly situated midstream operators. For instance, in August 2011, PHMSA published an advance notice of proposed rulemaking and sought public comment on a number of proposed changes to regulations governing the safety of gas transmission pipelines and gathering lines, including, for example, revising the definitions of “high consequence areas” and “gathering lines” and strengthening integrity management requirements as they apply to existing regulated operators and to currently exempt operators should certain exemptions be removed. Most recently, in an August 2014 GAO report to Congress, the GAO acknowledged PHMSA’s assessment of the safety risks posed by gathering lines and recommended that PHMSA move forward with rulemaking to address larger-diameter, higher-pressure gathering lines, including subjecting such pipelines to emergency response planning requirements that currently do not apply.
Federal and state legislative and regulatory initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more stringent enforcement of applicable legal requirements could subject us to increased capital costs, operational delays and costs of operation.
The 2011 Pipeline Safety Act is the most recent federal legislation to amend the NGPSA and HLPSA pipeline safety laws, requiring increased safety measures for gas and hazardous liquids pipelines. Among other things, the 2011 Pipeline Safety Act directs the Secretary of Transportation to promulgate regulations relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, testing to confirm the material strength of certain pipelines, and operator verification of records confirming the maximum allowable pressure of certain intrastate gas transmission pipelines. The 2011 Pipeline Safety Act also increases the maximum penalty for violation of pipeline safety regulations from $100,000 to $200,000 per violation per day and also from $1 million to $2 million for a related series of violations. The safety enhancement requirements and other provisions of the 2011 Pipeline Safety Act as well as any implementation of PHMSA regulations thereunder or any issuance or reinterpretation of guidance by PHMSA or any state agencies with respect thereto could require us to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could have a material adverse effect on our results of operations or financial position.
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
In addition, EPA has asserted federal regulatory authority pursuant to the SDWA over certain hydraulic fracturing activities involving the use of diesel fuels and published final permitting guidance in February 2014 addressing the performance of such activities using diesel fuels in those states where EPA is the permitting authority. Also, in May 2014, the EPA issued an advanced notice of proposed rules under the Toxic Substances Control Act that would require companies to disclose information regarding the chemicals used in hydraulic fracturing. In addition, the U.S. Department of the Interior published a revised proposed rule on May 16, 2013, that would update existing regulation of hydraulic fracturing activities on federal lands, including requirements for chemical disclosure, well bore integrity and handling of flowback water. Further, the EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, and a draft final report with conclusions about the potential impacts of hydraulic fracturing on drinking water resources is expected to be available for public comment and peer review sometime in the first half of 2015. Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards in 2015. And other governmental agencies, including the U.S. Department of Energy, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing.
Presently, hydraulic fracturing is regulated primarily at the state level, typically by state oil and natural gas commissions and similar agencies. Along with several other states, Pennsylvania (where we conduct a majority of our operations) has adopted laws and proposed regulations that require oil and natural gas operators to disclose chemical ingredients and water volumes used to hydraulically fracture wells, in addition to more stringent well construction and monitoring requirements. The chemical ingredient information is generally available to the public via online databases, and this may bring more public scrutiny to hydraulic fracturing operations. In addition, local governments may also adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular or prohibit the performance of well drilling in general or hydraulic fracturing in particular. Although the Pennsylvania legislature passed legislation to make regulation of drilling uniform throughout the state, the Pennsylvania Supreme Court in Robinson Township v. Commonwealth of Pennsylvania struck down portions of that legislation. Following this decision, local governments in Pennsylvania may increasingly adopt ordinances relating to drilling and hydraulic fracturing activities, especially within residential areas. If new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.
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
There is a growing belief that emissions of GHGs may be linked to climate change. Climate change and the costs that may be associated with its impacts and the regulation of GHGs have the potential to affect our business in many ways, including negatively impacting the costs we incur in providing our products and services, the demand for and consumption of our products and services (due to change in both costs and weather patterns), and the economic health of the regions in which we operate, all of which can create financial risks. In addition, legislative and regulatory responses related to GHGs and climate change creates the potential for financial risk. The U.S. Congress has previously considered legislation related to GHG emissions. There have also been international efforts seeking legally binding reductions in emissions of GHGs. In addition, increased public awareness and concern may result in more state, regional and/or federal requirements to reduce or mitigate GHG emissions. For example, the Obama administration recently announced its Climate Action Plan, which, among other things, directs federal agencies to develop a strategy for the reduction of methane emissions, including emissions from the oil and gas sector.
On September 22, 2009, the EPA finalized a GHG reporting rule that requires large sources of GHG emissions to monitor, maintain records on, and annually report their GHG emissions beginning January 1, 2010. The rule applies primarily to large facilities emitting 25,000 metric tons or more of carbon dioxide-equivalent (CO2e) emissions per year and to most upstream suppliers of fossil fuels, as well as manufacturers of vehicles and engines. Subsequently, on November 8, 2010, the EPA issued GHG monitoring and reporting regulations that went into effect on December 30, 2010, specifically for oil and natural gas facilities, including onshore and offshore oil and natural gas production facilities that emit 25,000 metric tons or more of CO2e per year. The rule requires reporting of GHG emissions by regulated facilities to the EPA by March 2012 for emissions during 2011 and annually thereafter. We are required to report our GHG emissions to the EPA each year in March under this rule. Recently, the EPA finalized modifications to its GHG reporting rules that would require covered entities to report emissions on an individual GHG basis. In addition, the EPA has proposed a rule that would expand the agency’s reporting requirements to cover completions and workovers from hydraulically fractured oil wells. These changes to EPA’s reporting rules could result in increased compliance costs.
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
Properties that we decide to drill that do not yield natural gas, NGLs or oil in commercially viable quantities will adversely affect our results of operations and financial condition. Our project areas are in various stages of development, ranging from project areas with current drilling or production activity to project areas that consist of recently acquired leasehold acreage or that have limited drilling or production history. If the wells in the process of being completed do not produce sufficient revenues to return a profit or if we drill dry holes in the future, our business may be materially affected. In addition, there is no way to predict in advance of drilling and testing whether any particular prospect will yield natural gas, NGLs or oil in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of micro-seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether natural gas, NGLs or oil will be present or, if present, whether natural gas, NGLs or oil will be present in commercial quantities. We cannot assure you that the analogies we draw from available data from other wells, more fully explored prospects or producing fields will be applicable to our drilling prospects. Further, our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including:

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
In addition, our credit facilities impose certain limitations on our ability to enter into mergers or combination transactions. Our credit facilities also limit our ability to incur certain indebtedness, which could indirectly limit our ability to engage in acquisitions of businesses.
We may be subject to risks in connection with acquisitions of properties.
The successful acquisition of natural gas and oil properties requires an assessment of several factors, including:

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
Our exploration and production and midstream operations are subject to complex and stringent federal, state and local laws and regulations. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. We may incur substantial costs in order to maintain compliance with these existing laws and regulations and the permits and other approvals issued thereunder. In addition, our costs of compliance may increase or operational delays may occur if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations.
Failure to comply with such laws and regulations, including any evolving interpretation and enforcement by governmental authorities, could have a material adverse effect on our business, financial condition and results of operations. Also, we might not be able to obtain or maintain all required environmental regulatory approvals for our operations. If there is a delay in obtaining any required environmental regulatory approvals, or if we fail to obtain and comply with them, the operation or construction of our facilities could be prevented or become subject to additional costs.

In addition, new or additional regulations or permitting requirements, new interpretations of requirements or changes in our operations could also trigger the need for Environmental Assessments or more detailed Environmental Impact Statements under NEPA and analogous state laws, as well as litigation over the adequacy of those reviews, which could result in increased costs or delays of, or denial of rights to conduct, our development programs.
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
Section 1(b) of the NGA, exempts natural gas gathering facilities from regulation by the FERC, as a natural gas company under the NGA. We believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to regulation as a natural gas company. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of ongoing litigation, so the classification and regulation of our gathering facilities are subject to change based on future determinations by FERC, the courts or Congress. If the FERC were to consider the status of an individual facility and determine that the facility and/or services provided by it are not exempt from FERC regulation, the rates for, and terms and conditions of services provided by such facility would be subject to regulation by the FERC. Such regulation could decrease revenues, increase operating costs, and depending upon the facility in question, could adversely affect our results of operations and cash flows. In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the NGA, this could result in the imposition of civil penalties as well as a requirement to disgorge charges collected for such service in excess of the cost-based rate established by the FERC.
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
Under the Energy Policy Act of 2005, or (“EPAct 2005”), FERC has civil penalty authority under the NGA to impose penalties for current violations of up to $1 million per day for each violation and disgorgement of profits associated with any violation. While our systems have not been regulated by FERC as a natural gas company under the NGA, we are required to report aggregate volumes of natural gas purchased or sold at wholesale to the extent such transactions utilize, contribute to, or may contribute to the formation of price indices. In addition, Congress may enact legislation or FERC may adopt regulations that may subject certain of our otherwise non-FERC jurisdictional facilities to further regulation. Failure to comply with those regulations in the future could subject us to civil penalty liability.
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
We are susceptible to the potential difficulties associated with rapid growth and expansion.
We have grown rapidly over the last several years and more than doubled our employee workforce since 2013. Our management believes that our future success depends on our ability to manage the rapid growth that we have experienced and the demands from increased responsibility on management personnel. The following factors could present difficulties:

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
The Fiscal Year 2015 Budget proposed by the President recommends the elimination of certain key U.S. federal income tax incentives currently available to oil and gas exploration and production companies, and legislation has been introduced in Congress that would implement many of these proposals. Such changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties; (ii) the elimination of current deductions for intangible drilling and development costs; (iii) the elimination of the deduction for certain U.S. production activities for oil and gas production; and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear, however, whether any such changes will be enacted or how soon such changes could be effective.
The passage of this legislation or any other similar change in U.S. federal income tax law could eliminate or postpone certain tax deductions that are currently available with respect to natural gas and oil exploration and development, and any such change could negatively affect our financial condition and results of operations.
In February 2012, the state legislature of Pennsylvania passed a new natural gas impact fee in Pennsylvania. The legislation imposes an annual fee on natural gas and oil operators for each well drilled for a period of fifteen years. The fee is on a sliding scale set by the Public Utility Commission and is based on two factors: changes in the Consumer Price Index and the average NYMEX natural gas prices from the last day of each month. There can be no assurance that the impact fee will remain as currently structured or that new or additional taxes will not be imposed. In addition, there is currently no severance tax imposed on natural gas or oil in Pennsylvania. However, it is possible that a severance tax could be proposed and implemented in the coming years, which would negatively affect our future cash flows and financial condition.
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
Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. Prior to the completion of our IPO, we were a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. In addition, our Marcellus joint venture historically relied on our accounting personnel for its accounting processes. We and our Marcellus joint venture had not maintained effective control environments in that the design and execution of our controls had not consistently resulted in effective review and supervision by individuals with financial reporting oversight roles. The lack of adequate staffing levels resulted in insufficient time spent on review and approval of certain information used to prepare the financial statements of us and our Marcellus joint venture. We concluded that these control deficiencies constituted a material weakness in our control environment and in the control environment of our Marcellus joint venture as of December 31, 2012 and December 31, 2013.
To address these control deficiencies, we hired additional accounting and financial reporting staff, implemented additional analysis and reconciliation procedures and increased the levels of review and approval. Additionally, we comprehensively documented and analyzed our system of internal control over financial reporting in preparation for our first management report on internal control over financial reporting required in connection with this Annual Report. We have concluded that the material weakness previously identified had been remediated as of December 31, 2014. Furthermore, while we generally had to comply with Section 404 of the Sarbanes Oxley Act of 2002 for our fiscal year ended December 31, 2014, we are not required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until our first annual report subsequent to our ceasing to be an “emerging growth company” within the meaning of Section 2(a)(19) of the Securities Act. Accordingly, we may not be required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until our annual report for the fiscal year ending December 31, 2019.
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
Rice Holdings, the Rice Energy Irrevocable Trust and NGP Holdings collectively hold a substantial portion of our common stock.
Rice Holdings, Rice Energy Irrevocable Trust, NGP Holdings and Alpha Holdings collectively held approximately 48.8% of our common stock according to the Schedule 13D/A filed on January 14, 2015. So long as Rice Holdings, the Rice Energy Irrevocable Trust and NGP Holdings continue to control a significant amount of our common stock, each will continue to be able to strongly influence all matters requiring stockholder approval, regardless of whether or not other stockholders believe that a potential transaction is in their own best interests. The existence of significant stockholders may also have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company. In any of these matters, the interests of Rice Holdings, the Rice Energy Irrevocable Trust and NGP Holdings may differ or conflict with the interests of our other stockholders. Moreover, this concentration of stock ownership may also adversely affect the trading price of our common stock to the extent investors perceive a disadvantage in owning stock of a company with a controlling stockholder.
Conflicts of interest could arise in the future between us and one or more of our sponsors concerning among other things, potential competitive business activities or business opportunities. Any actual or perceived conflicts of interest could have an adverse impact on the trading price of our common stock.
Our sponsors include other participants in the energy industry, including Natural Gas Partners and affiliates of the family of Daniel J. Rice III (the Lead Portfolio Manager in the energy division at GRT Capital Partners). Certain of our sponsors and/

or their affiliates make investments in the U.S. oil and gas industry from time to time. As a result, our sponsors and/or their affiliates may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are significant existing or potential customers. In certain circumstances, they may acquire or seek to acquire assets that we seek to acquire and, as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue. Under our certificate of incorporation, certain of our sponsors and/or one or more of their respective affiliates are permitted to engage in business activities or invest in or acquire businesses which may compete with our business or do business with any client of ours.
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

We do not intend to pay dividends on our common stock, and our Senior Secured Revolving Credit Facility and the Indenture place certain restrictions on our ability to do so. Consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.
We do not plan to declare dividends on shares of our common stock in the foreseeable future. Additionally, our Senior Secured Revolving Credit Facility and our Indenture place certain restrictions on our ability to pay cash dividends. Consequently, your only opportunity to achieve a return on your investment in us will be if you sell your common stock at a price greater than you paid for it,f or which there is no guarantee.
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
In April 2012, President Obama signed into law the JOBS Act. We are classified as an “emerging growth company” under the JOBS Act. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things, (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, (2) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) provide certain disclosure regarding executive compensation required of larger public companies or (4) hold nonbinding advisory votes on executive compensation. We will remain an emerging growth company for up to five years, although we will lose that status sooner if we have more than $1.0 billion of revenues in a fiscal year, become a large accelerated filer, or issue more than $1.0 billion of non-convertible debt over a three-year period.
After we are no longer an “emerging growth company,” we expect to incur significant additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not emerging growth companies.
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
The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover our company downgrades our common stock or if our operating results do not meet their expectations, our stock price could decline.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
Our amended and restated certificate of incorporation provides that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”), our amended and restated certificate of incorporation or our bylaws, or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our amended and restated certificate of incorporation described in the preceding sentence. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

Property Overview
Our properties are primarily located in Washington and Greene Counties, Pennsylvania, and Belmont County, Ohio. The following illustrations depict the acreage position of our Exploration and Production segment and the midstream assets of our Midstream segment, each as of December 31, 2014.

CARROLL
TUSCARAWAS
JEFFERSON
HARRISON
BROOKE
GUERNSEY
BELMONT
OHIO
MARSHALL
NOBLE
MONROE
WETZEL
BEAVER
ALLEGHENY
WESTMORELAND
WASHINGTON
FAYETTE
GREENE
MONONGALIA
PRESTON
N
W
E
S

Rice Energy, Inc
400 Woodcliff Dr.
Canonsburg, PA 15317

Rice Energy Assets

Existing Rice Energy Leases and Gas Pipeline as of 12/31/2014

Created By: zachary.schmitt

Date: 2/25/2015

Path: S:\GIS\Departments\Accounting\Assets_2014\RiceAssets_2014.mxd

Legend

- Gas Pipeline
- Water Pipeline
- Rice Leasehold Areas
- PA Township Boundary
- County
- State Boundary

0 25,000 50,000 100,000 150,000 200,000 Feet

The majority of our properties are located on or under on or under private properties owned in fee, held by lease or occupied under perpetual easements or other rights acquired without warranty of underlying land titles.
Exploration and Production Segment Properties
All of the current and planned operations of our Exploration and Production segment are located in what we believe to be the core of the Marcellus Shale in southwestern Pennsylvania and of the Utica Shale in eastern Ohio, each of which are located in the Appalachian Basin. In addition, we have operations in the Upper Devonian Shale on our Pennsylvania acreage. The properties of our Exploration and Production segment consist of interests in developed and undeveloped leases that entitle us to drill for and produce natural gas, NGLs and crude oil. Our interests are mostly in the form of working interests and, to a lesser extent, royalty and overriding royalty interests.

The table below summarizes data for our exploration and production operations for the year ended December 31, 2014.

Region	Average Daily Net Production (MMcfe/d)	Production (MMcfe)	Percentage of Production	Proved Reserves (MMcfe)	Percentage of Proved Reserves
Marcellus Shale (1)	245	89,607	92%	1,207,000	92%
Utica Shale	19	6,926	7%	91,463	7%
Upper Devonian Shale	3	1,204	1%	8,108	1%
	267	97,737	100%	1,306,571	100%

(1)	Marcellus shale production for the years ended December 31, 2013 and December 31, 2012 was 22,995 MMcfe and 8,769 MMcfe, respectively.
Reserve Data
The information with respect to our estimated reserves presented below has been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
Reserves Presentation
Our estimated proved reserves and PV-10 as of December 31, 2014, 2013 and 2012 are based on evaluations prepared by our independent reserve engineers, NSAI. Copies of the summary reports of NSAI with respect to our reserves as of December 31, 2014 are filed as exhibits to this Annual Report. See “—Preparation of Reserve Estimates” for definitions of proved reserves and the technologies and economic data used in their estimation.
The following table summarizes our historical estimated proved reserves and related PV-10 at December 31, 2014, 2013 and 2012.

	Estimated Net Reserves (Bcfe) (1) (2)
	December 31
	2014	2013	2012
Estimated Proved Reserves:
Total proved reserves	1,307	382	304
Total proved developed reserves	645	144	61
Total proved developed producing reserves	569	91	57
Total proved developed non-producing reserves	76	53	4
Total proved undeveloped reserves	662	238	243
Percent proved developed	49%	38%	20%
PV-10 of proved reserves (in millions) (3)	$1,744	$417	$102

(1)
Our historical estimated proved reserves, PV-10 and standardized measure were determined using a 12-month average price for natural gas. The prices used in our reserve report yield weighted average wellhead prices, which are based on index prices and adjusted for energy content, transportation fees and regional price differentials. The index prices and the equivalent wellhead prices are shown in the table below.

	December 31 (i)
	2014	2013	2012
Index Prices
Natural Gas (per MMBtu) (ii)	$4.35	$3.67	$2.76
Oil (per Bbl)	91.48	—	—
Weighted Average Wellhead Prices
Natural Gas (per Mcfe) (iii)	$4.52	$3.91	$2.86
Oil (per Bbl)	85.70	—	—

(i)
Amounts presented in the table exclude amounts attributable to our Marcellus joint venture for periods prior to the completion of our IPO in January 2014. In connection with our IPO, we acquired the remaining 50% interest in our Marcellus joint venture from our j oint venture partner, and as such amounts shown as of December 31, 2014 include 100% of the amounts attributable to our Marcellus joint venture.

(ii)	Index prices of our natural gas per MMBtu were $3.67 and $2.76 for our 50% equity investment in our Marcellus joint venture for the years ended December 31, 2013 and 2012, respectively.

(iii)
Weighted average wellhead prices of our natural gas per Mcfe were $3.90 and $2.84 for our 50% equity investment in our Marcellus joint venture for the years ended December 31, 2013 and 2012, respectively.

(2)
Amounts presented in the table exclude amounts attributable to our Marcellus joint venture for periods prior to the completion of our IPO in January 2014. In connection with our IPO, we acquired the remaining 50% interest in our Marcellus joint venture from our joint venture partner, and as such amounts shown as of December 31, 2014 include 100% of the amounts attributable to our Marcellus joint venture. The table below summarizes historical estimated proved reserves and related PV-10 at December 31, 2013 and 2012 for our 50% interest in the Marcellus joint venture:

	Estimated Net Reserves (Bcfe)
	December 31
	2013	2012
Estimated Proved Reserves:
Total proved reserves	110	128
Total proved developed reserves	53	35
Total proved developed producing reserves	43	22
Total proved developed non-producing reserves	10	13
Total proved undeveloped reserves	57	93
Percent proved developed	48%	27%
PV-10 of proved reserves (in millions) (3)	$146	$71

(3)
PV-10 is a non-GAAP financial measure and generally differs from standardized measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. Our pre-tax PV-10 at December 31, 2014 was $1.7 billion. We estimate that our historical standardized measure as of December 31, 2014, is approximately $1.3 billion as adjusted to give effect to the present value of approximately $436 million of future income taxes. However, the historical PV-10s and standardized measures of us and our Marcellus joint venture were equivalent, as of December 31, 2013 and 2012, because our accounting predecessor, Rice Drilling B, and our Marcellus joint venture were not subject to entity level taxation. Accordingly, no provision for federal or state corporate income taxes provided for such periods because taxable income was passed through to Rice Drilling B’s and our Marcellus joint venture’s respective equity holders. However, in connection with the closing of our IPO, as a result of our corporate reorganization, Rice Energy Inc. became the sole member of Rice Drilling B. Rice Energy Inc. is a corporation subject to federal income tax and, as such, our future income taxes are dependent upon our future taxable income. We estimate that our historical standardized measure and the historical standardized measure for our Marcellus joint venture as of December 31, 2013, would have been approximately $269 million and $175 million, respectively, as adjusted to give effect to the present value of approximately $148 million and $117 million, respectively, of future income taxes as a result of our being treated as a corporation for federal income tax purposes. Neither PV-10 nor standardized measure represents an estimate of the fair market value of our natural gas properties. We and others in the industry use PV-10 as a measure to compare the relative size and value of proved reserves held by companies without regard to the specific tax characteristics of such entities.

Proved Undeveloped Reserves
Proved undeveloped reserves are included in the previous table of total proved reserves. The following table summarizes the changes in the estimated historical proved undeveloped reserves of us during 2014, 2013 and 2012 (in MMcfe):

Rice Energy Inc. (1)
Proved undeveloped reserves, December 31, 2011	207,599
Conversions into proved developed reserves	(15,120)
Extensions	164,561
Price and performance revisions	(113,993)
Proved undeveloped reserves, December 31, 2012	243,047
Conversions into proved developed reserves	(79,266)
Extensions	65,744
Price and performance revisions	8,826
Proved undeveloped reserves, December 31, 2013	238,351
Acquistions	122,466
Conversions into proved developed reserves	(97,858)
Extensions	417,604
Price and performance revisions	(18,141)
Proved undeveloped reserves, December 31, 2014	662,422

(1)
Amounts presented in the table above exclude amounts attributable to our Marcellus joint venture for periods prior to the completion of our IPO in January 2014. In connection with our IPO, we acquired the remaining 50% interest in our Marcellus joint venture from our joint venture partner, and as such the acquisition is reflected in the table above. The proved undeveloped reserves balance as of December 31, 2014, includes 100% of the amounts attributable to our Marcellus joint venture. The table below summarizes the changes in the estimated historical proved undeveloped reserves during 2013 and 2012 for our 50% interest in the Marcellus joint venture:

Marcellus Joint Venture
Proved undeveloped reserves, December 31, 2011	43,629
Conversions into proved developed reserves	(9,394)
Extensions	83,145
Price and performance revisions	(24,275)
Proved undeveloped reserves, December 31, 2012	93,105
Conversions into proved developed reserves	(38,435)
Extensions	19,811
Price and performance revisions	(17,168)
Proved undeveloped reserves, December 31, 2013	57,313
During 2014, extensions, discoveries, and other additions of 417,604 MMcfe of proved undeveloped reserves were added through the drillbit in the Marcellus Shale. We incurred cumulative costs of approximately $88.1 million, of which $63.4 million was incurred in 2014, to convert 97,858 MMcfe of proved undeveloped reserves to proved developed reserves in 2014. Estimated future development costs relating to the development of our proved undeveloped reserves as of December 31, 2014 are approximately $585.3 million over the next five years, which we expect to finance through cash flow from operations, borrowings under our Senior Secured Revolving Credit Facility and other sources of capital financing. Our drilling programs are focused on proving our undeveloped leasehold acreage through delineation drilling. While we will continue to drill leasehold delineation wells and build on our current leasehold position, we will also focus on drilling our proved undeveloped reserves. Based on our reserve report as of December 31, 2014, we had 62 net drilling locations in the Marcellus Shale associated with proved undeveloped reserves and 10 net drilling locations in the Marcellus Shale associated with proved developed not producing reserves, and we had four net drilling locations in the Utica Shale associated with proved undeveloped reserves and one net drilling location in the Utica Shale associated with proved developed not producing reserves. All of our proved undeveloped reserves are expected to be developed within five years of their initial booking date. See “Item 1A. Risk Factors—Risks Related to Our Business—The development of our estimated proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we anticipate. Therefore, our estimated proved undeveloped reserves may not be ultimately developed or produced.”

Preparation of Reserve Estimates
Our reserve estimates as of December 31, 2014, 2013 and 2012 included in this Annual Report were based on evaluations prepared by the independent petroleum engineering firm of NSAI in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Evaluation Engineers and definitions and guidelines established by the SEC. Our independent reserve engineers were selected for their historical experience and geographic expertise in engineering unconventional resources.
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
Internal Controls
We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of data furnished to NSAI in their reserves estimation process. Ryan I. Kanto, our Vice President of Asset Performance, is the technical person primarily responsible for overseeing the preparation of our reserve estimates. He has substantial industry experience with positions of increasing responsibility in engineering and evaluations. Throughout each fiscal year, our technical team meets with representatives of our independent reserve engineers to review properties and discuss methods and assumptions used in preparation of the proved reserves estimates. While we have no formal committee specifically designated to review reserves reporting and the reserves estimation process, a preliminary copy of the reserve report is reviewed by our senior management with representatives of our independent reserve engineers and internal technical staff.
Qualifications of Responsible Technical Persons
Ryan I. Kanto joined Rice Energy in June 2011 and serves as our Vice President of Asset Performance. Prior to Rice Energy, Mr. Kanto worked at EnCana Oil & Gas (USA) Inc. from June 2007 to May 2011. During this time he served as a facilities engineer in the Deep Bossier from June 2007 to January 2008, a reservoir engineer in the Barnett Shale until February 2009, and completion engineer in the Haynesville Shale until his departure. Mr. Kanto has bachelors degrees in Chemical Engineering and Engineering Management from the University of Arizona and has significant experience in unconventional shale gas plays.
Our proved reserve estimates shown herein at December 31, 2014, 2013 and 2012 and the proved reserve estimates shown herein for our Marcellus joint venture have been independently prepared by NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under the Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI letters, each of which is filed as an exhibit to this Annual Report, was Steven W. Jansen and David E. Nice. Mr. Jansen, a Licensed Professional Engineer in the State of Texas, has been practicing consulting petroleum engineering at NSAI since 2011 and has over four years of prior industry experience. Mr. Nice, a Licensed Professional Geoscientist in the State of Texas, has been practicing consulting petroleum geoscience at NSAI since 1998 and has over 13 years of prior industry experience. Messrs. Jansen and Nice meet or exceed the education, training and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; they are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

Determination of Drilling Locations
Net undeveloped locations are calculated by taking our total net acreage and multiplying such amount by a risking factor which is then divided by our expected well spacing. We then subtract net producing wells to arrive at undeveloped net drilling locations.

•
Undeveloped Net Marcellus Locations – We assume these locations have 7,000 foot laterals and 750 foot spacing between wells which yields approximately 121 acre spacing. In the Marcellus, we apply a 20% risking factor to our net acreage to account for inefficient unitization and the risk associated with our inability to force pool in Pennsylvania. As of December 31, 2014, we had approximately 64,000 net acres in the Marcellus which results in 356 undeveloped net locations.

•
Undeveloped Net Greene County Locations – We assume these locations have 7,000 foot laterals and 750 foot spacing between wells which yields approximately 121 acre spacing. In Greene County, we apply a 20% risking factor to our net acreage to account for inefficient unitization and the risk associated with our inability to force pool in Pennsylvania. As of December 31, 2014, we had approximately 22,000 net acres in Greene County which results in 139 undeveloped net locations.

•
Undeveloped Net Upper Devonian Locations - We assume these locations have 7,000 foot laterals and 1,000 foot spacing between wells which yields approximately 161 acre spacing. In the Upper Devonian, we apply a 20% risking factor to our net acreage to account for inefficient unitization and the risk associated with our inability to force pool in Pennsylvania. As of December 31, 2014, we had approximately 77,000 net acres prospective for the Upper Devonian which results in 382 undeveloped net locations.

•
Undeveloped Net Utica Locations - We assume these locations have 8,000 foot laterals and 750 foot spacing between wells which yields approximately 138 acre spacing. In the Utica, we apply a 10% risking factor to our net acreage to account for inefficient unitization. As of December 31, 2014, we had approximately 55,000 net acres prospective for the Utica in Ohio which results in 356 undeveloped net locations.

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

The following table sets forth information regarding production, revenues and realized prices and production costs on a historical basis for the years ended December 31, 2014, 2013 and 2012.

	For the Year Ended December 31, (1)
	2014	2013	2012
Natural gas sales (in thousands)	$354,860	$87,847	$26,743
Oil and NGL sales (in thousands)	4,341	—	—
Natural gas, oil and NGL sales (in thousands)	$359,201	$87,847	$26,743

Natural gas production (MMcf)	97,172	22,995	8,769
Oil and NGL production (MBbls)	94	—	—
Total production (MMcfe)	97,737	22,995	8,769

Average prices before effects of hedges per Mcf	$3.65	$3.82	$3.05
Average realized prices after effects of hedges per Mcf (2)	3.46	3.85	3.15
Average oil and NGL prices per Bbl	46.07	—	—

Average costs per Mcfe (3)
Lease operating	$0.26	$0.36	$0.42
Gathering, compression and transportation	0.38	0.43	0.43
Production taxes and impact fees	0.05	0.07	0.16
General and administrative	0.43	0.74	0.87
Depletion, depreciation and amortization	1.55	1.43	1.61

(1)
Amounts presented in the table above exclude amounts attributable to our Marcellus joint venture for periods prior to the completion of our IPO in January 2014. In connection with our IPO, we acquired the remaining 50% interest in our Marcellus joint venture from our joint venture partner, and as such amounts shown for the year ended December 31, 2014 include 100% of the amounts attributable to our Marcellus joint venture from the date of acquisition forward and amounts for the years ended December 31, 2013 and 2012 do not include amounts attributable to our Marcellus joint venture. The table below sets forth information regarding production, revenues and realized prices and production costs (excluding the impact of production taxes and impact fees) on a historical basis for the years ended December 31, 2013 and 2012 for our 50% equity investment in our Marcellus joint venture:

	For the Year Ended December 31,
	2013	2012
Natural gas sales (in thousands)	$45,339	$13,142

Natural gas production (MMcf)	11,443	4,296

Average prices before effects of hedges per Mcf	$3.96	$3.06
Average realized prices after effects of hedges per Mcf (2)	4.16	3.07

Average costs per Mcfe
Lease operating	$0.36	$0.39
Gathering, compression and transportation	0.68	0.78
General and administrative	0.14	0.24
Depletion, depreciation and amortization	1.09	1.10

(2)	The effect of hedges includes realized gains and losses on commodity derivative transactions.

(3)
Average costs per Mcfe for the year ended December 31, 2014 as presented reflects cost attributable to our Exploration and Production segment.  On a consolidated basis, the applicable costs per Mcfe are as follows: lease operating - $0.26; gathering, compression and transportation - $0.41; production taxes and impact fees - $0.05; general and administrative - $0.57; and depletion, depreciation and amortization - $1.60.

Productive Wells
As of December 31, 2014, we had a total of 85 gross (78 net) producing wells in the Marcellus Shale, a total of three net producing wells in the Upper Devonian Shale, and a total of 23 gross (7 net) producing wells in the Utica Shale.

Acreage
The following table sets forth certain information regarding the total developed and undeveloped acreage in which we owned an interest as of December 31, 2014. Approximately 47% of our Marcellus acreage and 2% of our Utica acreage was held by production at December 31, 2014. Acreage related to royalty, overriding royalty and other similar interests is excluded from this table.

	Developed Acres		Undeveloped Acres		Total Acres
Basin	Gross	Net	Gross	Net	Gross	Net
Marcellus	10,897	9,955	77,290	75,554	88,187	85,509
Utica	4,870	1,256	55,695	53,804	60,565	55,060
Total	15,767	11,211	132,985	129,358	148,752	140,569
Undeveloped Acreage Expirations
The following table sets forth the number of total undeveloped acres as of December 31, 2014 that will expire in 2015, 2016, 2017, 2018 and 2019 and thereafter unless production is established within the spacing units covering the acreage prior to the expiration dates or unless such leasehold rights are extended or renewed. We have not attributed any PUD reserves to acreage for which the expiration date precedes the scheduled date for PUD drilling. In addition, we do not anticipate material delay rental or lease extension payments in connection with such acreage.

Basin	2015	2016	2017	2018	2019+
Marcellus	2,905	5,368	3,897	16,005	17,016
Utica	—	326	28,091	19,493	5,834
Total	2,905	5,694	31,988	35,498	22,850
Operated Drilling Activity
The following table describes our drilling activity on our acreage during the years ended December 31, 2014, 2013 and 2012:

	Productive Wells		Dry Wells		Total
	Gross	Net	Gross	Net	Gross	Net
2014	44.0	38.6	—	—	44.0	38.6
2013	23.0	20.9	—	—	23.0	20.9
2012	10.0	10.0	—	—	10.0	10.0
We drilled four exploratory wells during 2014 and one exploratory well in 2013. We did not drill any exploratory wells during 2012.
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

Midstream Segment Properties
The gathering, compression and fresh water distribution systems of our Midstream segment are located in what we believe to be the core of the Marcellus Shale in southwestern Pennsylvania and of the Utica Shale in eastern Ohio, each of which are located in the Appalachian Basin. As of December 31, 2014, the RMP owned our gas gathering systems in each of Washington and Greene Counties, Pennsylvania, and we owned our gathering system in Belmont County, Ohio and our fresh water distribution systems in Washington and Greene Counties, Pennsylvania, and Belmont County, Ohio.
RMP’s Pennsylvania Gathering Systems
RMP has secured dedications from us under a 15 year, fixed-fee contract for gathering and compression services covering (i) approximately 65,000 gross acres of our acreage position as of December 31, 2014 in Washington and Greene Counties, Pennsylvania, and (ii) any future acreage we acquire within these counties, other than in select areas subject to pre-existing third-party dedications and subject to the terms of contract. In addition, RMP has secured dedications from third-party customers under fixed-fee contracts for gathering and compression services in Washington County, Pennsylvania with respect to approximately 21,000 of their existing gross acres, and any future acreage they may acquire within areas of mutual interest of approximately 66,000 acres.
Washington County System
As of December 31, 2014, our Washington County gathering system consists of a network of 71 miles of 6- to 30-inch gathering pipelines and 7,320 horsepower of compression used to compress natural gas for our Exploration and Production segment and third-party producers. As of December 31, 2014, this system was connected to all of our 48 horizontal Marcellus producing wells in Washington County.
We began constructing the Washington County gathering system in January 2010, in connection with commencing horizontal development of our Marcellus Shale acreage. As of December 31, 2014, our Washington County gathering system has approximately 2.8 MMDth/d of gathering capacity with connections to Dominion, TCO, EQT and TETCO. During 2015, we expect to complete construction of the Washington County gathering system with the addition of approximately 21 miles of high pressure pipeline in central Washington County. Upon completion of construction, we expect that the Washington County gathering system will have approximately 3.3 MMDth/d of capacity.
Greene County System
As of December 31, 2014, our Greene County gathering system consists of a network of 10 miles of 6- to 16-inch gathering pipelines that collects natural gas from us and has a capacity of approximately 420 MDth/d. In addition, as of December 31, 2014, this system was connected to 30 horizontal Marcellus producing wells in Greene County, excluding wells acquired with the Greene County acreage acquisition. During 2015, we expect to expand the Greene County gathering system by constructing an additional 9 miles of high pressure pipeline that will result in aggregate capacity of approximately 840 MDth/d upon completion of construction.
Our Ohio Gathering System
We are constructing an aggregate of 50 miles of high-pressure gas gathering pipeline with capacity of 2.6 MMDth/d in the core of the Utica Shale in Belmont County, Ohio. Average daily throughput on our Ohio gathering system for January 2015 was 100 MDth/d. We expect this system will be substantially completed in mid to late 2015 and will service approximately 37,000 and 20,000 net acres of our current position and Gulfport’s current position, respectively, in Belmont County, Ohio. In July 2014, we entered into a letter of intent with Gulfport pursuant to which Gulfport is expected to dedicate its production from the aforementioned acreage. Also in July 2014, we entered into a letter of intent with MarkWest Energy Partners, LP, or MarkWest, pursuant to which MarkWest will construct gas gathering facilities to gather our Utica Shale production from certain dedicated areas in Ohio, including portions of Belmont County, which production we anticipate will be wet gas and therefore will require processing. Both of these letters of intent are non-binding and the execution of definitive agreements with respect thereto is subject to, among other things, the ability of the applicable parties to reach agreement on commercial and other business terms.

Our Fresh Water Distribution Systems
As of December 31, 2014, each of our fresh water distribution systems in Washington and Greene Counties, Pennsylvania, and Belmont County, Ohio are under various stages of construction and are expected to be completed in mid to late 2015.

•
Pennsylvania Water Systems. We are expanding two independent fresh water distribution systems that, upon completion, will have direct access to 9.2 MMGPD of fresh water from the Monongahela River and several other regional water sources for distribution to our Exploration and Production segment’s well completion operations in the Marcellus Shale.

•
Ohio Water System. We are constructing a fresh water distribution system that, upon completion, will have direct access to 16.7 MMGPD of fresh water from the Ohio River and several other regional sources for distribution to our Exploration and Production segment’s well completion operations.

These systems consist of a combination of permanent buried pipelines, portable surface pipelines and fresh water impoundments, as well as pumping stations to transport the fresh water throughout the pipeline system. Because hydraulic fracturing requires substantial volumes of fresh water, these fresh water distribution services are utilized in connection with completion activities.
Title to Properties
The real property tied to our midstream operations is classified into two categories: (1) parcels that we own in fee and (2) parcels in which our interest derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities, permitting the use of such land for our operations. Portions of the land on which our pipelines and major facilities are located are owned by us in fee title, and we believe that we have satisfactory title to these lands. The remainder of the land on which our pipelines and major facilities are located are held by us pursuant to surface leases between us, as lessee, and the fee owner of the lands, as lessors. We have leased or owned these lands without any material challenge known to us relating to the title to the land upon which the assets are located, and we believe that we have satisfactory leasehold estates or fee ownership of such lands. We have no knowledge of any challenge to the underlying fee title of any material lease, easement, right-of-way, permit or license held by us or to our title to any material lease, easement, right-of-way, permit or lease, and we believe that we have satisfactory title to all of its material leases, easements, rights-of-way, permits and licenses.
Item 3. Legal Proceedings
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not a party to any material legal proceedings. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information. Our common stock is listed on the NYSE under the symbol “RICE.” Our common stock began trading on the NYSE on January 24, 2014. The high and low sales prices reflected on the NYSE per share for 2014 are summarized below:

	2014
(in U.S. dollars per share)	High	Low
1st Quarter	$28.07	$20.78
2nd Quarter	34.34	25.80
3rd Quarter	30.57	25.02
4th Quarter	30.10	20.73
On March 10, 2015, the last sales price of our common stock, as reported on the NYSE, was $17.91 per share.
Holders. The number of shareholders of record of our common stock was approximately 31 as of March 10, 2014. The number of registered holders does not include holders that have shares of common stock held for them in “street name,” meaning that the shares are held for their accounts by a broker or other nominee. In these instances, the brokers or other nominees are included in the number of registered holders, but the underlying holders of the common stock that have shares held in “street name” are not.
Dividends. We have not paid any cash dividends since our inception. Covenants contained in our Senior Secured Revolving Credit Facility and the Indenture restrict the payment of cash dividends on our common stock. We intend to retain all future earnings for the development and growth of our business, and we do not anticipate declaring or paying any cash dividends to holders of our common stock in the foreseeable future.
Securities Authorized for Issuance under Equity Compensation Plans. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding our equity compensation plans as of December 31, 2014.
Unregistered Sales of Securities. On January 29, 2014, pursuant to the Master Reorganization Agreement among us, Rice Drilling B, Rice Appalachia, Rice Holdings, Rice Partners, NGP Holdings, affiliates of Natural Gas Partners, Mr. Daniel J. Rice III, Rice Merger LLC (“Merger Sub”) and each of the persons holding incentive units representing interests in Rice Appalachia (collectively, the “Incentive Unitholders”) dated as of January 23, 2014, (i) (a) Rice Partners contributed a portion of its interests in Rice Appalachia to Rice Holdings, (b) Natural Gas Partners contributed its interests in Rice Appalachia to NGP Holdings and (c) the Incentive Unitholders contributed a portion of their incentive units to Rice Holdings and NGP Holdings, each in return for substantially similar incentive units in such entities; (ii) NGP Holdings, Rice Holdings and Mr. Daniel J. Rice III contributed their respective interests in Rice Appalachia to us in exchange for 43,452,550, 20,300,923 and 2,356,844 shares of our common stock, respectively; (iii) Rice Partners contributed its remaining interest in Rice Appalachia to us in exchange for 20,000,000 shares of our common stock; (iv) the Incentive Unitholders contributed their remaining interests in Rice Appalachia to us in exchange for 160,831 shares of our common stock, each of which were issued by us in connection with the closing of our IPO.
In addition, on January 29, 2014, pursuant to the Agreement and Plan of Merger among us, Rice Drilling B and Merger Sub dated as of January 23, 2014, we issued 1,728,852 shares of our common stock to the members of Rice Drilling B (other than Rice Appalachia).
The foregoing transactions were undertaken in reliance upon an exemption from the registration requirements of the Securities Act by Section 4(a)(2) thereof.
Issuer Purchases of Equity Securities. Neither we nor any “affiliated purchaser” repurchased any of our equity securities in the year ended December 31, 2014.

Item 6. Selected Financial Data
Set forth below is our selected historical consolidated financial data as of and for the years ended December 31, 2014, 2013 and 2012. The selected historical consolidated financial data set forth below is not intended to replace our historical consolidated financial statements. You should read the following data along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes, each of which is included in this report. We believe that the assumptions underlying the preparation of our historical consolidated financial statements are reasonable.

	Year Ended December 31,
(in thousands, except share data)	2014	2013	2012
Operating revenues:
Natural gas, oil and natural gas liquids (NGL) sales	$359,201	$87,847	$26,743
Firm transportation sales, net	26,237	—	—
Other revenue	5,504	840	457
Total operating revenues	390,942	88,687	27,200

Operating expenses:
Lease operating	24,971	8,309	3,688
Gathering, compression and transportation	40,225	9,774	3,754
Production taxes and impact fees	4,647	1,629	1,382
Exploration	4,225	9,951	3,275
Incentive unit expense	105,961	—	—
Restricted unit expense	—	32,906	—
Stock compensation expense	5,553	—	—
General and administrative	56,017	16,953	7,599
Depreciation, depletion and amortization	156,270	32,815	14,149
Acquisition expense	2,339	—	—
Amortization of intangible assets	1,156	—	—
Write-down of abandoned leases	—	—	2,253
Loss from sale of interest in gas properties	—	4,230	—
Total operating expenses	401,364	116,567	36,100

Operating loss	(10,422)	(27,880)	(8,900)
Interest expense	(50,191)	(17,915)	(3,487)
Gain on purchase of Marcellus joint venture	203,579	—	—
Other income (loss)	893	(440)	112
Gain (loss) on derivative instruments	186,477	6,891	(1,381)
Amortization of deferred financing costs	(2,495)	(5,230)	(7,220)
Loss on extinguishment of debt	(7,654)	(10,622)	—
Write-off of deferred financing costs	(6,896)	—	—
Equity in income (loss) of joint ventures	(2,656)	19,420	1,532
Income (loss) before income taxes	310,635	(35,776)	(19,344)
Income tax expense	(91,600)	—	—
Net income (loss)	219,035	(35,776)	(19,344)
Less: Net income attributable to noncontrolling interests	(581)	—	—
Net income (loss) attributable to Rice Energy Inc.	$218,454	$(35,776)	$(19,344)
Weighted average number of shares of common stock - basic	128,151,171	80,441,905	58,231,763
Weighted average number of shares of common stock - diluted	128,225,155	80,441,905	58,231,763
Earnings (loss) per share—basic	$1.70	$(0.44)	$(0.33)
Earnings (loss) per share—diluted	$1.70	$(0.44)	$(0.33)

Balance sheet data (at period end):
Cash	$256,130	$31,612	$8,547
Total property and equipment, net	2,461,331	734,331	273,640
Total assets	3,527,949	879,810	344,971
Total debt	900,680	426,942	149,321
Total equity before noncontrolling interest	1,522,710	298,647	138,191
Net cash provided by (used in):
Operating activities	$85,075	$33,672	$(3,014)
Investing activities	(1,481,465)	(458,595)	(119,973)
Financing activities	1,620,908	447,988	127,145
Other financial data (Unaudited):
Adjusted EBITDAX	$246,610	$52,258	$11,768

Non-GAAP Financial Measures
Adjusted EBITDAX is a supplemental non-GAAP financial measure that is used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies.
We define Adjusted EBITDAX as net income (loss) before interest expense; depreciation, depletion and amortization; amortization of deferred financing costs; amortization of intangible assets; equity in (income) loss of our joint ventures; write-down of abandoned leases; derivative fair value (gain) loss, excluding net cash receipts on settled derivative instruments; gain on purchase of Marcellus joint ventures; acquisition expense; non-cash stock compensation expense; non-cash incentive unit expense; restricted unit expense; income tax expense; loss on extinguishment of debt; write-off of deferred financing costs; loss from sale of interest in gas properties; exploration expenses; and net income attributable to noncontrolling interests. Adjusted EBITDAX is not a measure of net income as determined by United States generally accepted accounting principles, or GAAP.
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

	Year Ended December 31,
(in thousands)	2014	2013	2012
Adjusted EBITDAX reconciliation to net income (loss):
Net income (loss)	$219,035	$(35,776)	$(19,344)
Interest expense	50,191	17,915	3,487
Depreciation, depletion and amortization	156,270	32,815	14,149
Amortization of deferred financing costs	2,495	5,230	7,220
Amortization of intangible assets	1,156	—	—
Equity in (income) loss of joint ventures	2,656	(19,420)	(1,532)
Write-down of abandoned leases	—	—	2,253
Derivative fair value (gain) loss (1)	(186,477)	(6,891)	1,381
Net cash (payments) receipts on settled derivative instruments (1)	(18,784)	676	879
Gain on purchase of Marcellus joint venture (2)	(203,579)	—	—
Acquisition expense	2,339	—	—
Non-cash stock compensation expense	5,553	—	—
Non-cash incentive unit expense	105,961	—	—
Restricted unit expense	—	32,906	—
Income tax expense	91,600	—	—
Loss on extinguishment of debt	7,654	10,622	—
Write-off of deferred financing costs	6,896	—	—
Loss from sale of interest in gas properties	—	4,230	—
Exploration expenses	4,225	9,951	3,275
Net income attributable to noncontrolling interests	(581)	—	—
Adjusted EBITDAX	$246,610	$52,258	$11,768

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
(2) Represents gain incurred on the purchase of the remaining 50% interest in our Marcellus joint venture.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. See “Cautionary Statement Regarding Forward-Looking Statements.” Also, see the risk factors and other cautionary statements described in “Item 1A. Risk Factors” included elsewhere in this Annual Report. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Overview
Rice Energy is an independent natural gas and oil company engaged in the acquisition, exploration and development of natural gas, oil and NGL properties in the Appalachian Basin. We operate in two business segments, which are managed separately due to their distinct operational differences - the Exploration and Production segment and the Midstream segment.
The year ended December 31, 2014 was a transformative year for Rice Energy, both operationally and structurally.  Exiting 2013, we were a private company with 139 employees, 37 net operated producing horizontal Marcellus Shale wells, no operated producing Utica Shale horizontal wells, approximately 90,000 net acres and 27 miles of gathering pipelines.  Entering 2015, we are a publicly traded company with 290 employees, 78 net operated producing horizontal Marcellus Shale wells, 2 net operated producing Utica Shale horizontal wells (including the Bigfoot 9H, which tested at a rate of 42 MMcfe/d), approximately 141,000 net acres and a publicly traded midstream subsidiary in Rice Midstream Partners LP.  Please see “Item 1. Business—Overview” for more detailed discussion of our significant accomplishments in 2014.
On January 29, 2014, we completed our IPO and related transactions, including our reorganization and concurrent acquisition of Alpha Holdings’ 50% interest in our Marcellus joint venture. On December 22, 2014, RMP completed its IPO and related transactions, including our contribution to it of certain gas gathering and compression assets.
As a result of the reorganziations that occurred during 2014, our historical financial condition and results of operations for the periods presented in this Annual Report may not be comparable, either from period to period or going forward. For example, information for the period from January 1, 2014 until January 29, 2014, as contained within the year ended December 31, 2014, and for the years ended December 31, 2013 and 2012, pertain to the historical financial statements and results of operations of our accounting predecessor. Whereas our accounting predecessor, Rice Drilling B LLC, was not subject to federal income tax during these periods, we are a corporation subject to federal income tax at a statutory rate of 35% of pretax earnings. In addition, such periods reflect only our 50% equity investment in our Marcellus joint venture. From and after our acquisition of the remaining 50% interest from Alpha Holdings on January 29, 2014, the results of operations of our Marcellus joint venture are consolidated into our results of operations.
In connection with the RMP IPO in December 2014, we contributed to RMP all of our gas gathering and compression assets in Washington and Greene Counties, Pennsylvania in exchange for, among other things, common and subordinated units representing a 50.0% limited partner interest and all of the incentive distribution rights in RMP. In addition to these interests, RMP distributed approximately $414.4 million of the net proceeds of the RMP IPO raised from the sale of common units representing the remaining 50.0% limited partner interest in RMP. Indirectly through Midstream Holdings, we own and control the general partner of RMP. As such, the results of operations of RMP and the assets we contributed to it remain consolidated into our results of operations following the RMP IPO and concurrent contribution. However, for the period from December 22, 2014 until December 31, 2014, as contained within the year ended December 31, 2014, our results of operations give effect to the noncontrolling interest in RMP attributable to the 50.0% limited partner interest of its public unitholders.
Also in connection with the RMP IPO, we entered into various gas gathering and compression agreements and water distribution services agreements, both intercompany and, in the case of certain gas gathering and compression services in Pennsylvania, with RMP. Prior to December 22, 2014, with certain limited exceptions, our Midstream segment did not charge fees for providing such services to our Exploration and Production segment.
In connection with these offerings and related restructurings and through 2014, we also enhanced our liquidity and access to capital. Over the course of the year, the borrowing base under our Secured Revolving Credit Facility was increased from $155.0 million to $550.0 million. In addition, in connection with the RMP IPO and supported by our new intercompany midstream services agreements, we entered into a new $300.0 million Midstream Holdings Revolving Credit Facility and RMP entered into the $450.0 million RMP Revolving Credit Facility. By entering into these new credit facilities, we have separated the credit facility-based capital funding for our Midstream segment from our Exploration and Production segment without reducing the borrowing base of our Senior Secured Revolving Credit Facility.

Sources of Revenues
We derive a substantial majority of our revenues from the sale of natural gas and do not include the effects of derivatives. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. The following table provides detail of our operating revenues from the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
(in thousands)	2014	2013	2012
Natural gas sales	$354,860	$87,847	$26,743
Oil and NGL sales	4,341	—	—
Firm transportation sales, net	26,237	—	—
Third party gathering revenue	5,504	83	—
Other revenue	—	757	457
Total operating revenues	$390,942	$88,687	$27,200
NYMEX Henry Hub prompt month contract prices are widely-used benchmarks in the pricing of natural gas. The following table provides the high and low prices for NYMEX Henry Hub prompt month contract prices and our differential to the average of those benchmark prices for the periods indicated.

	Years Ended December 31,
	2014	2013	2012
NYMEX Henry Hub High ($/MMBtu)	$7.94	$4.52	$3.77
NYMEX Henry Hub Low ($/MMBtu)	$2.75	$3.08	$1.83

NYMEX Henry Hub Price ($/MMBtu)	$4.32	$3.73	$2.75
Less: Average Basis Impact ($/MMBtu) (1)	(0.84)	(0.09)	0.15
Plus: Btu Uplift (MMBtu/Mcf)	0.17	0.18	0.15
Pre-Hedge Realized Price ($/Mcf)	$3.65	$3.82	$3.05

(1)
Differential is calculated by comparing the average NYMEX Henry Hub price to our volume weighted average realized price per MMBtu before hedges, including 50% of the volumes sold by our Marcellus joint venture for the period from January 1, 2014 through January 28, 2014, contained within the year ended December 31, 2014. The remainder of the year ended December 31, 2014 reflects 100% of the volumes sold by our Marcellus joint venture.

We sell a substantial majority of our production to a single natural gas marketer, Sequent. For the year ended December 31, 2014, sales to Sequent represented 79% of our total sales. If our natural gas marketers decided to stop purchasing natural gas from us, our revenues could decline and our operating results and financial condition could be harmed. Although a substantial portion of production is purchased by this customer, we do not believe the loss of this customer would have a material adverse effect on our business, as other customers or markets would be accessible to us.
For the year ended December 31, 2014, our Exploration and Production segment accounted for 99% of our operating revenues. While we anticipate that our Midstream segment will represent an increasing portion of our operating revenues in future periods, we expect that a substantial majority of our operating revenues will remain attributable to our Exploration and Production segment.
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

•
Incentive unit expense. These costs represent non-cash compensation expense for incentive units awarded to certain of our employees by NGP Holdings and Rice Holdings. In connection with our IPO and related corporate reorganization, the holders of incentive units in Rice Appalachia contributed a portion of their incentive units to Rice Holdings and NGP Holdings in return for substantially similar incentive units in such entities. This resulted in the incentive units being deemed to have been modified, and the performance conditions were considered to be probable of occurring. Therefore, their fair values were measured and compensation expense from the date of initial grant through December 31, 2014 has been recognized in the year ended December 31, 2014. The payment obligation as it relates to the incentive units resides with NGP Holdings and Rice Holdings and has not been, and will not be borne by us.

•
General and administrative expense. These costs include overhead, including payroll and benefits for our corporate staff, costs of maintaining our headquarters, costs of managing our exploration and production operations, midstream operations, franchise taxes, audit and other professional fees and legal compliance expenses.

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

•
Interest expense. We have financed a portion of our working capital requirements and property acquisitions with borrowings under our revolving credit facilities and our Senior Notes. As a result, we incur interest expense that is affected by the level of drilling, completion and acquisition activities, as well as fluctuations in interest rates and our financing decisions. We will likely continue to incur significant interest expense as we continue to grow. To date, we have not entered into any interest rate hedging arrangements to mitigate the effects of interest rate changes. Additionally, we capitalized $0.9 million, $8.0 million, $7.7 million of interest expense for the years ended December 31, 2014, 2013 and 2012, respectively.

•
Derivative fair value gain (loss). We utilize commodity derivative contracts to reduce our exposure to fluctuations in the price of natural gas. We recognize gains and losses associated with our open commodity derivative contracts as commodity prices and the associated fair value of our commodity derivative contracts change. The commodity derivative contracts we have in place are not designated as hedges for accounting purposes. Consequently, these commodity derivative contracts are recorded at fair value at each balance sheet date with changes in fair value recognized as a gain or loss in our results of operations. Cash flow is only impacted to the extent the actual settlements under the contracts result in making a payment to or receiving a payment from the counterparty.

•
Income tax expense. We are a corporation under the Internal Revenue Code, subject to federal income taxes at a statutory rate of 35% of pretax earnings. The reorganization of our business in connection with the closing of our IPO, such that it is now held by a corporation subject to federal income tax, required the recognition of a deferred tax asset or liability for the initial temporary differences at the time of our IPO. The resulting deferred tax liability of approximately $162.3 million was recorded in equity at the date of our IPO. Based on our deductions primarily related to intangible drilling costs (“IDCs”) that are expected to exceed 2015 earnings, we expect to generate significant net operating loss assets and deferred tax liabilities. We may report and pay state income or franchise taxes in periods where our IDC deductions do not exceed our taxable income or where state income or franchise taxes are determined on another basis.

How We Evaluate Our Operations
In evaluating our financial results, we focus on production, revenues, per unit cash production costs, G&A and our Adjusted EBITDAX. For a reconciliation of Adjusted EBITDAX to net income (loss), see “Item 6. Selected Financial Data-Non-GAAP Financial Measures.” We also evaluate our rates of return on invested capital in our wells, and we measure the expected return of our wells based on EUR and the related costs of acquisition, development and production.
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

Results of Operations
Below are some highlights of our consolidated financial and operating results for the years ended December 31, 2014, 2013 and 2012:

•	Our natural gas, oil and NGL sales were $359.2 million, $87.8 million and $26.7 million in the years ended December 31, 2014, 2013 and 2012, respectively.

•	Our production volumes were 97,737 MMcfe, 22,995 MMcfe and 8,769 MMcfe in the years ended December 31, 2014, 2013 and 2012, respectively.

•	Our firm transportation sales, net were $26.2 million, for the year ended December 31, 2014.

•	Our per unit cash production costs were $0.72 per Mcfe, $0.86 per Mcfe and $1.01 per Mcfe in the years ended December 31, 2014, 2013 and 2012, respectively.

•	Our G&A expenses were $56.0 million, $17.0 million and $7.6 million in the years ended December 31, 2014, 2013 and 2012, respectively.
The following tables set forth selected operating and financial data for the year ended December 31, 2014 compared to the year ended December 31, 2013 and the year ended December 31, 2013 compared to the year ended December 31, 2012:

	Year Ended December 31,			Year Ended December 31,
	2014	2013	Change	2013	2012	Change
Natural gas sales (in thousands)	$354,860	$87,847	$267,013	$87,847	$26,743	$61,104
Oil and NGL sales (in thousands)	4,341	—	4,341	—	—	—
Natural gas, oil and NGL sales (in thousands)	$359,201	$87,847	$271,354	$87,847	$26,743	$61,104

Firm transportation sales, net (in thousands)	$26,237	$—	$26,237	$—	$—	$—

Natural gas production (MMcf)	97,172	22,995	74,177	22,995	8,769	14,226
Oil and NGL production (MBbls)	94	—	94	—	—	—
Total production (MMcfe)	97,737	22,995	74,742	22,995	8,769	14,226

Average natural gas prices before effects of hedges per Mcf	$3.65	$3.82	$(0.17)	$3.82	$3.05	$0.77
Average realized natural gas prices after effects of hedges per Mcf (1)	3.46	3.85	(0.39)	3.85	3.15	0.70
Average oil and NGL prices per Bbl	46.07	—	46.07	—	—	—

Average costs per Mcfe
Lease operating	$0.26	$0.36	$(0.10)	$0.36	$0.42	$(0.06)
Gathering, compression and transportation	0.41	0.43	(0.02)	0.43	0.43	—
Production taxes and impact fees	0.05	0.07	(0.02)	0.07	0.16	(0.09)
General and administrative	0.57	0.74	(0.17)	0.74	0.87	(0.13)
Depreciation, depletion and amortization	1.60	1.43	0.17	1.43	1.61	(0.18)
(1) The effect of hedges includes realized gains and losses on commodity derivative transactions.

	Year Ended December 31,			Year Ended December 31,
(in thousands, except per share data)	2014	2013	Change	2013	2012	Change
Operating revenues:
Natural gas, oil and NGL sales	$359,201	$87,847	$271,354	$87,847	$26,743	$61,104
Firm transportation sales, net	26,237	—	26,237	—	—	—
Other revenue	5,504	840	4,664	840	457	383
Total operating revenues	390,942	88,687	302,255	88,687	27,200	61,487

Operating expenses:
Lease operating	24,971	8,309	16,662	8,309	3,688	4,621
Gathering, compression and transportation	40,225	9,774	30,451	9,774	3,754	6,020
Production taxes and impact fees	4,647	1,629	3,018	1,629	1,382	247
Exploration	4,225	9,951	(5,726)	9,951	3,275	6,676
Incentive unit expense	105,961	—	105,961	—	—	—
Restricted unit expense	—	32,906	(32,906)	32,906	—	32,906
Stock compensation expense	5,553	—	5,553	—	—	—
General and administrative	56,017	16,953	39,064	16,953	7,599	9,354
Depreciation, depletion and amortization	156,270	32,815	123,455	32,815	14,149	18,666
Acquisition expense	2,339	—	2,339	—	—	—
Amortization of intangible assets	1,156	—	1,156	—	—	—
Write-down of abandoned leases	—	—	—	—	2,253	(2,253)
Loss from sale of interest in gas properties	—	4,230	(4,230)	4,230	—	4,230
Total operating expenses	401,364	116,567	284,797	116,567	36,100	80,467

Operating loss	(10,422)	(27,880)	17,458	(27,880)	(8,900)	(18,980)
Interest expense	(50,191)	(17,915)	(32,276)	(17,915)	(3,487)	(14,428)
Gain on purchase of Marcellus joint venture	203,579	—	203,579	—	—	—
Other income (loss)	893	(440)	1,333	(440)	112	(552)
Gain (loss) on derivative instruments	186,477	6,891	179,586	6,891	(1,381)	8,272
Amortization of deferred financing costs	(2,495)	(5,230)	2,735	(5,230)	(7,220)	1,990
Loss on extinguishment of debt	(7,654)	(10,622)	2,968	(10,622)	—	(10,622)
Write-off of deferred financing costs	(6,896)	—	(6,896)	—	—	—
Equity in income (loss) of joint ventures	(2,656)	19,420	(22,076)	19,420	1,532	17,888
Income (loss) before income taxes	310,635	(35,776)	346,411	(35,776)	(19,344)	(16,432)
Income tax expense	(91,600)	—	(91,600)	—	—	—
Net income (loss)	219,035	(35,776)	254,811	(35,776)	(19,344)	(16,432)
Less: Net income attributable to noncontrolling interests	(581)	—	(581)	—	—	—
Net income (loss) attributable to Rice Energy Inc.	$218,454	$(35,776)	$254,230	$(35,776)	$(19,344)	$(16,432)
Weighted average number of shares of common stock - basic	128,151	80,442	47,709	80,442	58,232	22,210
Weighted average number of shares of common stock - diluted	128,225	80,442	47,783	80,442	58,232	22,210
Earnings (loss) per share—basic	$1.70	$(0.44)	$2.14	$(0.44)	$(0.33)	$(0.11)
Earnings (loss) per share—diluted	$1.70	$(0.44)	$2.14	$(0.44)	$(0.33)	$(0.11)
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Natural gas, oil and NGL sales. The $271.4 million increase in natural gas, oil and NGL sales was mainly a result of an increase in production in 2014 compared to 2013. The increase in production was a result of increased drilling and completion activity in 2014, mainly in Washington County, Pennsylvania and Belmont County, Ohio, production from the acquisition of Alpha Holdings’ 50% interest in our Marcellus joint venture and production from seven wells acquired in our Greene County, Pennsylvania acreage acquisition on August 1, 2014.
Firm transportation sales, net. Operating revenues for 2014 were positively impacted by approximately $26.2 million in firm transportation sales, net, from the sale of unutilized pipeline capacity to third parties in the third and fourth quarters of 2014.

Lease operating expenses. The $16.7 million increase in lease operating expenses is attributable to an increase in the number of producing wells in 2014 as compared to the prior year. However, lease operating expenses per unit of production decreased due to improved efficiencies, primarily due to more producing wells per pad and lower fixed costs per well.
Gathering, compression and transportation. The $30.5 million increase in gathering, compression and transportation expenses is primarily attributable to increased firm transportation contracts in 2014 compared to 2013.
Incentive unit expense. The $106.0 million incentive unit expense was due to $86.2 million of non-cash compensation expense recognized in relation to the incentive unit awards based on fair market value assumptions in 2014. Additionally, NGP Holdings paid approximately $12.0 million to holders of certain NGP Holdings incentive units as a result of our August 2014 Equity Offering and $4.4 million at our IPO; Daniel J. Rice III also made a payment at IPO of approximately $3.4 million related to his incentive unit burden concurrent with our IPO. For additional information, see Note 13 in the notes to the consolidated financial statements under Item 8 of this Annual Report.
G&A. The $39.1 million increase was primarily attributable to the additions of personnel to support our growth activities and related salary and employee benefits. At December 31, 2014, we had 290 employees as compared to 139 employees at December 31, 2013. Additionally, we also incurred increased costs as a result of being a public company.
DD&A. The $123.5 million increase was a result of an increase in production and greater number of producing wells in 2014 compared to 2013. This is consistent with our expanded drilling program and increased production during the year.
Interest expense. The $32.3 million increase in interest expense was a result of our issuance of $900.0 million of Senior Notes and higher levels of average borrowings outstanding during 2014 in order to fund our capital programs.
Gain on purchase of Marcellus joint venture. The $203.6 million gain on acquisition in the first quarter of 2014 was attributable to our acquisition of Alpha Holdings’ 50% interest in our Marcellus joint venture in connection with the closing of our IPO (the “Marcellus JV Buy-In”). As a result of our acquisition of the remaining 50% ownership in our Marcellus joint venture, we were required to remeasure our equity investment at fair value, which resulted in the non-recurring gain.
Gain on derivative instruments. The $186.5 million gain on derivative contracts in 2014 was comprised of $205.3 million in unrealized gains and $18.8 million of cash payments on the settlement of maturing contracts. In 2013, the $6.9 million gain was comprised of $6.2 million in unrealized gains and $0.7 million of cash receipts on the settlement of maturing contracts.
Equity in income (loss) of joint ventures. The $22.1 million decrease in equity income of joint ventures is the result of our acquisition of the remaining 50% interest in our Marcellus joint venture in January 2014, as we consolidate the operations of our Marcellus joint venture subsequent to the acquisition.
Income tax expense. The $91.6 million income tax expense in 2014 is a result of our status as a corporation subject to federal and state income tax subsequent to our IPO. We did not report any income tax benefit or expense for periods prior to the consummation of our IPO in January 2014 because Rice Drilling B, our accounting predecessor, is a limited liability company that was not subject to federal income tax.
Noncontrolling interest. The net income attributable to noncontrolling interest was $0.6 million in 2014. The noncontrolling interest represents limited partner interests in RMP for the period subsequent to the RMP IPO on December 22, 2014.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
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

Segment Information
For the year ended December 31, 2014, we have begun to report our midstream operations as a reportable segment. Prior to 2014, such operations were not a significant portion of our business as compared to our exploration and production operations. The following table provides a summary of our segment operating results for the year ended December 31, 2014:

(in thousands)	Exploration and Production	Midstream	Elimination of Intersegment Transactions	Consolidated Total
Operating revenues:
Natural gas, oil and NGL sales	$359,201	$—	$—	$359,201
Firm transportation sales, net	26,237	—	—	26,237
Other revenue	—	7,300	(1,796)	5,504
Total operating revenues	385,438	7,300	(1,796)	390,942

Operating expenses:
Depreciation, depletion and amortization	$151,900	$4,370	$—	$156,270
Exploration	4,018	207	—	4,225
Lease operating	24,971	—	—	24,971
Gathering, compression and transportation	37,414	4,607	(1,796)	40,225
Production taxes and fees	4,647	—	—	4,647
Incentive unit expense	86,020	19,941	—	105,961
Stock compensation expense	4,532	1,021	—	5,553
Acquisition costs	820	1,519	—	2,339
Amortization of intangible assets	—	1,156	—	1,156
General and administrative expenses	41,697	14,320	—	56,017
Total operating expenses	$356,019	$47,141	$(1,796)	$401,364

Operating income (loss)	$29,419	$(39,841)	$—	$(10,422)
In 2014, our midstream segment generated $7.3 million of midstream revenues, of which $1.8 million resulted from intercompany gathering charges paid by us subsequent to the RMP IPO on December 22, 2014 that were eliminated as intercompany transactions in our consolidated financial statements. We expect the intercompany gathering charges to significantly increase in future periods.
Outlook
We derive a substantial majority of our revenues from the sale of natural gas that is produced from our interests in properties located in the Marcellus Shale. In the coming years, we expect to derive an increasing amount of our revenues from the sale of natural gas, and in a more limited amount NGLs, that are produced from our interests in properties located in the Utica Shale. Our revenues, cash flow from operations and future growth depend substantially on factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy.
Natural gas prices have historically been volatile and may fluctuate widely in the future due to a variety of factors, including but not limited to, prevailing economic conditions, supply and demand of hydrocarbons in the marketplace and geopolitical events such as wars or natural disasters. For example, the Henry Hub spot market price had declined from a high of $7.94 per MMBtu on March 5, 2014 to a low of $2.75 per MMBtu on December 25, 2014. In the future, we expect to be increasingly subject to fluctuations in oil and NGL prices. Sustained periods of low commodity prices could materially and adversely affect our financial condition, our results of operations, the quantities of natural gas that we can economically produce and our ability to access capital.
We use commodity derivative instruments, such as swaps, puts and collars, to manage and reduce price volatility and other market risks associated with our natural gas production. These arrangements are structured to reduce our exposure to commodity price decreases, but they can also limit the benefit we might otherwise receive from commodity price increases. Please see “—Commodity Hedging Activities.” In addition, we have entered into long-term firm transportation arrangements pursuant to which our production is shipped to markets that we expect to be less impacted by basis differentials. In recent years, the cost of new firm transportation projects has risen significantly concurrent with the increasing basis differentials experienced in the Appalachian Basin. While entering into these firm transportation arrangements provides flow assurance for our natural gas production, there can be no assurance that the net impact of entering into such arrangements, after giving effect to their costs, will result in more favorable sales prices for our production in the future than local pricing. As such, our net sales prices may be materially less than NYMEX Henry Hub prices as a result of basis differentials and/or firm transportation costs.
Our future success in growing proved reserves and production will be highly dependent on the capital resources available to us. In 2015, we plan to invest $1,070.0 million in our operations, including $340.0 million for drilling and completion in the Marcellus Shale, $220.0 million for drilling and completion in the Utica Shale, $120.0 million for leasehold acquisitions and $390.0 million for midstream infrastructure development, including $180.0 million expected to be invested by RMP. We expect to fund our 2015 capital expenditures with cash on hand, cash generated by operations and borrowings under our revolving credit facilities. Our 2015 capital budget may be further adjusted as business conditions warrant. The amount, timing and allocation of capital expenditures is largely discretionary and within our control. If natural gas prices decline to levels below our acceptable levels, or costs increase to levels above our acceptable levels, we could choose to defer a significant portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe will have the highest expected rates of return and potential to generate near-term cash flow. We routinely monitor and adjust our capital expenditures in response to changes in commodity prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flow and other factors both within and outside our control.
We believe that cash on hand, operating cash flows and available borrowings under our revolving credit facilities will be sufficient to meet our current cash requirements, including normal operating needs, debt service obligations, capital expenditures, and commitments and contingencies. However, to the extent that we consider market conditions favorable, we may access the capital markets to raise capital from time to time to fund acquisitions or future capital expenditures, pay down our Senior Secured Revolving Credit Facility and for general working capital purposes. See “—Debt Agreements” below for additional details on our outstanding borrowings and available liquidity under our various financing arrangements.
Capital Resources and Liquidity
Our primary sources of liquidity have been the proceeds from equity and debt financings, equity contributions from our sponsors and borrowings under our Senior Secured Revolving Credit Facility. Our primary use of capital has been the acquisition and development of natural gas properties and associated midstream infrastructure. As we pursue reserve and production growth, we monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. We also expect to fund a portion of these requirements with cash flow from operations as we continue to bring additional production online.
Cash Flow Provided by Operating Activities
Net cash provided by operating activities was $85.1 million for the year ended December 31, 2014, compared to $33.7 million of net cash provided by operating activities for the year ended December 31, 2013. The change in operating cash flow was primarily the result of higher production in 2014.
Net cash provided by operating activities was $33.7 million for the year ended December 31, 2013 compared to $3.0 million of net cash used in operating activities for the year ended December 31, 2012. The change in operating cash flow was primarily the result of a $2.2 million increase in net income before DD&A, $17.9 million of which was attributable to undistributed earnings from our Marcellus joint venture and changes in working capital.

Cash Flow Used in Investing Activities
During the year ended December 31, 2014 cash flows used in investing activities increased to $1,481.5 million from $458.6 million for the year ended December 31, 2013. This was primarily related to increased capital expenditures for drilling, development and acquisition costs. Additionally, our August 2014 acquisition of approximately 22,000 net acres and 12 developed Marcellus wells in southwestern Greene County, Pennsylvania, our April 2014 acquisition of certain gas gathering assets in eastern Washington and Greene Counties, Pennsylvania and our January 2014 acquisition of the remaining 50% of our Marcellus Shale joint venture, resulted in a net cash outflow of $524.1 million.
During the year ended December 31, 2013 cash flows used in investing activities increased to $458.6 million from $120.0 million for the year ended December 31, 2012. This was primarily related to increased capital expenditures for drilling, development and acquisition costs.
Cash Flow Provided by Financing Activities
Net cash provided by financing activities of $1,620.9 million during the year ended December 31, 2014 was primarily the result of the proceeds from our IPO, our Senior Notes Offering, the RMP IPO and the August 2014 Equity Offering, which was partially offset by repayments of debt.  Net cash provided by financing activities of $448.0 million during the year ended December 31, 2013 was primarily related to borrowings under our Second Lien Term Loan facility. Net cash provided by financing activities of $127.1 million during the year ended December 31, 2012 was primarily attributable to capital contributions from our members and net borrowings under debt agreements that are further described in “Debt Agreements” below.
Debt Agreements
6.25% Senior Notes Due 2022
On April 25, 2014, we offered $900.0 million in aggregate principal amounts of our Senior Notes in the Senior Notes Offering to eligible purchasers under Rule 144A and Regulation S of the Securities Act, which resulted in net proceeds to us of $882.7 million after deducting estimated expenses and underwriting discounts and commissions of approximately $17.3 million. We used $301.8 million of the net proceeds to repay and retire the Second Lien Term Loan Facility and expect to use the remainder to fund our capital expenditure plan.
The Senior Notes will mature on May 1, 2022, and interest is payable on the Senior Notes on each May 1 and November 1. At any time prior to May 1, 2017, we may redeem up to 35% of the Senior Notes at a redemption price of 106.25% of the principal amount, plus accrued and unpaid interest to the redemption date, with the proceeds of certain equity offerings so long as the redemption occurs within 180 days of completing such equity offering and at least 65% of the aggregate principal amount of the Senior Notes remains outstanding after such redemption. Prior to May 1, 2017, we may redeem some or all of the notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. Upon the occurrence of a Change of Control (as defined in the Indenture), unless we have exercised our optional redemption right in respect of the Senior Notes, the holders of the Senior Notes will have the right to require us to repurchase all or a portion of the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus any accrued and unpaid interest to the date of purchase. On or after May 1, 2017, we may redeem some or all of the Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 104.688% for the twelve-month period beginning on May 1, 2017, 103.125% for the twelve-month period beginning May 1, 2018, 101.563% for the twelve-month period beginning on May 1, 2019 and 100.000% beginning on May 1, 2020, plus accrued and unpaid interest to the redemption date.
The Senior Notes are our senior unsecured obligations, rank equally in right of payment with all of our existing and future senior debt, and will rank senior in right of payment to all of our future subordinated debt. The Senior Notes will be effectively subordinated to all of our existing and future secured debt to the extent of the value of the collateral securing such indebtedness.
The Indenture restricts our ability and the ability of our restricted subsidiaries to: (i) incur or guarantee additional debt or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire our capital stock or subordinated debt; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; (vii) transfer and sell assets; and (viii) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications. If at any time when the Senior Notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, many of such covenants will terminate and we and our subsidiaries will cease to be subject to such covenants.

In connection with the issuance and sale of the Senior Notes, we and the Guarantors entered into a registration rights agreement with the Initial Purchasers, dated April 25, 2014. Pursuant to the registration rights agreement, we completed an exchange of the Senior Notes for registered notes that have substantially identical terms as the Senior Notes.
Senior Secured Revolving Credit Facility
In April 2013, we entered into our $500.0 million Senior Secured Revolving Credit Facility. Concurrently with the closing of our IPO, on January 29, 2014, the credit agreement governing the Senior Secured Revolving Credit Facility was amended to, among other things, allow for the corporate reorganization that was completed simultaneously with the closing of our IPO, add us as a guarantor, increase the maximum commitment amount to $1.5 billion, increase the borrowing base to $350.0 million as a result of the Marcellus JV Buy-In and lower the interest rate owed on amounts borrowed under the Senior Secured Revolving Credit Facility. We used a portion of the net proceeds of our IPO to repay $115.0 million of borrowings under our Senior Secured Revolving Credit Facility and $75.4 million of borrowings outstanding under the revolving credit facility of our Marcellus joint venture.
In April 2014, concurrently with the Senior Notes Offering, we, as borrower, and Rice Drilling B, as predecessor borrower, amended and restated the credit agreement governing the Senior Secured Revolving Credit Facility (the “Amended Credit Agreement”) to, among other things, assign all of Rice Drilling B’s rights and obligations under the Senior Secured Revolving Credit Facility to us, and we assumed all such rights and obligations as borrower under the Amended Credit Agreement.
Furthermore, the Amended Credit Agreement (i) allowed for the Senior Notes Offering and (ii) provided that we did not incur an immediate reduction in the borrowing base under the Senior Secured Revolving Credit Facility as a result of the Senior Notes Offering. The Amended Credit Agreement also extended the maturity date of the Senior Secured Revolving Credit Facility from April 25, 2018 to January 29, 2019. As of December 31, 2014, the borrowing base was $550.0 million and the sublimit for letters of credit was $100.0 million. The Company had zero borrowings outstanding and $66.8 million in letters of credit outstanding under its Amended Credit Agreement as of December 31, 2014, resulting in availability of $483.2 million. The next redetermination is scheduled for April 2015.
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
The Amended Credit Agreement is secured by liens on at least 80% of the proved oil and gas reserves of us and our subsidiaries (other than any subsidiary that is designated as an unrestricted subsidiary including Midstream Holdings and its subsidiaries), as well as significant unproved acreage and substantially all of the personal property of us and such restricted subsidiaries, and the Amended Credit Agreement is guaranteed by such restricted subsidiaries. The Amended Credit Agreement contains restrictive covenants that limit the ability of us and our restricted subsidiaries to, among other things:

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

We were in compliance with such covenants and ratios as of December 31, 2014.
Second Lien Term Loan Facility
On April 25, 2013, Rice Drilling B entered into a Second Lien Term Loan Facility with Barclays Bank PLC, as administrative agent, and a syndicate of lenders in an aggregate principal amount of $300.0 million. Rice Drilling B estimated the discount on issuance of this instrument based upon an estimate of market rates at the inception of the instrument and recorded a discount of $4.5 million. The discount was being amortized over the life of the note using an effective interest rate of 0.284% using the effective yield method. On April 25, 2014, we used $301.8 million of the net proceeds from our Senior Notes Offering to repay and retire the Second Lien Term Loan Facility. The $301.8 million included the outstanding principal balance of $297.0 million, a prepayment premium in the amount of approximately $3.0 million, and accrued but unpaid interest of $1.8 million.
Midstream Holdings Revolving Credit Facility
On December 22, 2014, Midstream Holdings entered into a revolving credit facility (“Midstream Holdings Revolving Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders with a maximum credit amount of $300.0 million and a sublimit for letters of credit of $25.0 million. As of December 31, 2014, Midstream Holdings had no borrowings outstanding and no letters of credit under this facility. The credit facility is available to fund working capital requirements and capital expenditures and to purchase assets and matures on December 22, 2019. Rice Olympus Midstream LLC, Rice Water Services (OH) LLC and Rice Water Services (PA) LLC are the guarantors of the obligations under the credit facility.
Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. Midstream Holdings has a choice of borrowing in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 225 to 300 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 125 to 200 basis points, depending on the leverage ratio then in effect. Midstream Holdings will also pay a commitment fee based on the undrawn commitment amount ranging from 37.5 to 50 basis points.
The Midstream Holdings Revolving Credit Facility is secured by mortgages and other security interests on substantially all of the properties of, and guarantees from, Midstream Holdings and its restricted subsidiaries (which do not include RMP or Rice Midstream Management LLC, a Delaware limited liability company and general partner of RMP or Rice Energy and its subsidiaries other than Midstream Holdings).
The Midstream Holdings Revolving Credit Facility limits Midstream Holdings’ and its restricted subsidiaries ability to, among other things:

•	incur or guarantee additional debt;

•	redeem or repurchase units or make distributions under certain circumstances;

•	make certain investments and acquisitions;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of assets.

The Midstream Holdings Revolving Credit Facility will also require Midstream Holdings’ to maintain the following financial ratios:

•
an interest coverage ratio, which is the ratio of Midstream Holdings’ consolidated EBITDA (as defined within the Midstream Holdings Revolving Credit Facility) to our consolidated current interest expense of at least 2.50 to 1.0 at the end of each fiscal quarter; and

•	a consolidated total leverage ratio, which is the ratio of consolidated debt to consolidated EBITDA, of not more than 4.25 to 1.0.
We were in compliance with such covenants and ratios as of December 31, 2014.
RMP Revolving Credit Facility
On December 22, 2014, Rice Midstream OpCo entered into a revolving credit facility (“RMP Revolving Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders with a maximum credit amount of $450.0 million and a sublimit for letters of credit of $50.0 million. As of December 31, 2014, Rice Midstream OpCo had no borrowings outstanding and no letters of credit under this facility. The credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes. The RMP Revolving Credit Facility matures on December 22, 2019. RMP and its restricted subsidiaries are the guarantors of the obligations under the credit facility.
Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. Rice Midstream OpCo has a choice of borrowing in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 175 to 275 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 75 to 175 basis points, depending on the leverage ratio then in effect. Rice Midstream OpCo also pays a commitment fee based on the undrawn commitment amount ranging from 35 to 50 basis points.
The RMP Revolving Credit Facility is secured by mortgages and other security interests on substantially all of RMP’s properties and guarantees from RMP and its restricted subsidiaries.
The RMP Revolving Credit Facility limits the ability of RMP and its restricted subsidiaries to, among other things:

•	incur or guarantee additional debt;

•	redeem or repurchase units or make distributions under certain circumstances;

•	make certain investments and acquisitions;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of assets.

The RMP Revolving Credit Facility also requires RMP to maintain the following financial ratios:

•
an interest coverage ratio, which is the ratio of the RMP’s consolidated EBITDA (as defined within the revolving credit facility) to its consolidated current interest expense of at least 2.50 to 1.0 at the end of each fiscal quarter;

•
a consolidated total leverage ratio, which is the ratio of consolidated debt to consolidated EBITDA, of not more than 4.75 to 1.0, and after electing to issue senior unsecured notes, a consolidated total leverage ratio of not more than 5.25 to 1.0, and, in each case, with certain increases in the permitted total leverage ratio following the completion of a material acquisition; and

•
if RMP elects to issue senior unsecured notes, a consolidated senior secured leverage ratio, which is the ratio of consolidated senior secured debt to consolidated EBITDA, of not more than 3.50 to 1.0.

RMP was in compliance with such covenants and ratios as of December 31, 2014.
Convertible Debentures
In June of 2011, Rice Drilling B sold $60.0 million of its 12% Senior Subordinated Convertible Debentures due 2014 (the “Debentures”) in a private placement to certain accredited investors as defined in Rule 501 of Regulation D. The Debentures accrued interest at 12% per year payable monthly in arrears by the 15th day of the month and had a scheduled maturity date of July 31, 2014. The Debentures were Rice Drilling B’s unsecured senior obligations and ranked equally with all of Rice Drilling B’s then-current and future senior unsecured indebtedness.
In connection with the IPO, the Debentures and warrants of Rice Drilling B were amended to become convertible or exercisable for shares of our common stock. On February 28, 2014, Rice Drilling B issued a redemption notice on the remaining Debentures, which set a redemption date of March 28, 2014. Prior to the redemption date, $6.6 million of the Debentures were converted into 570,945 shares of Rice Energy Inc. common stock. The premium of $0.1 million was recorded to expense in the year ended December 31, 2014. As of December 31, 2014, the remaining principal balance was $0.2 million.
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
To mitigate the potential negative impact on our cash flow caused by changes in natural gas prices, we have entered into financial commodity derivative contracts in the form of swaps, zero cost collars, calls, puts and basis swaps to ensure that we receive minimum prices for a portion of our future natural gas production when management believes that favorable future prices can be secured. We typically hedge the NYMEX Henry Hub price for natural gas. The Amended Credit Agreement adjusted our hedging limitation. In the prior Senior Secured Revolving Credit Facility agreement, we were permitted to hedge volumes based on a percentage of expected production from proved reserve volumes. We are now permitted to hedge the greater of (i) the percentage of internally forecasted production (Column A) and (ii) the percentage of proved reserve volumes (Column B) according to the table below.

Months next succeeding the time as of which compliance is measured	Column A	Column B
Months 1 though 12	75%	85%
Months 13 through 24	50%	85%
Months 25 through 36	40%	85%
Months 37 through 48	25%	65%
Months 49 through 60	15%	65%
Our hedging activities are intended to support natural gas prices at targeted levels and to manage our exposure to natural gas price fluctuations. The counterparty is required to make a payment to us for the difference between the floor price specified in the contract and the settlement price, which is based on market prices on the settlement date, if the settlement price is below the floor price. We are required to make a payment to the counterparty for the difference between the ceiling price and the settlement price if the ceiling price is below the settlement price. These contracts may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty and zero cost collars that set a floor and ceiling price for the hedged production. For a description of our commodity derivative contracts, please see Notes 4 and 5 under Item 8 in the notes to consolidated financial statements. During the fourth quarter of 2013, we began hedging basis differentials associated with our natural gas production. We elected not to designate our current portfolio of commodity derivative contracts as hedges for accounting purposes. Therefore, changes in fair value of these derivative instruments are recognized in earnings. Please read “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional discussion of our commodity derivative contracts.
By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have derivative instruments in place with six different counterparties. As of December 31, 2014, our contracts with Wells Fargo Bank N.A. accounted for 41% of the net fair market value of our derivative assets. We believe that Wells Fargo Bank N.A. is an acceptable credit risk. We are not required to provide credit support or collateral to Wells Fargo Bank N.A. under current contracts, nor are they required to provide credit support or collateral to us. As of December 31, 2014 we did not have any past due receivables from counterparties.
Contractual Obligations. A summary of our contractual obligations as of December 31, 2014 is provided in the following table.

	Payments due by period For the Year Ended December 31,
(in thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Senior Notes Due 2022	$56,250	$56,250	$56,250	$56,250	$56,250	$1,030,993	$1,312,243
Drilling rig commitments (1)	49,473	21,194	6,949	—	—	—	77,616
Gathering and firm transportation	94,292	117,211	136,833	197,675	222,559	4,123,263	4,891,833
Lease obligations	30,702	3,769	482	28	—	—	34,981
Asset retirement obligations (2)	—	—	—	—	—	74,509	74,509
Other	3,025	2,276	2,252	1,454	171	—	9,178
Total	$233,742	$200,700	$202,766	$255,407	$278,980	$5,228,765	$6,400,360

(1)
As of December 31, 2014, we had seven drilling rigs under contract, of which five expire in 2015 and two expire in 2017. Any other rig performing work for us is done on a well-by-well basis and therefore can be released without penalty at the conclusion of drilling on the current well. These types of drilling obligations have not been included in the table above. The values in the table represent the gross amounts that we are committed to pay. However, we will record in our consolidated financial statements our proportionate share based on our working interest.

(2)	Represents gross retirement costs with no discounting impact.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. See Note 1 of the notes to the consolidated financial statements for an expanded discussion of our significant accounting policies and estimates made by management.
Revenue Recognition
Sales of natural gas, NGLs and oil are recognized when the products have been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured, and the sales price is fixed or determinable. Natural gas is sold by the Company under contracts with the Company’s natural gas marketers. Pricing provisions are tied to the Platts Gas Daily market prices.
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
Upon the sale of an entire interest in an unproved property for cash, a gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained unless the proceeds received are in excess of the cost basis which would result in gain on sale.

Derivative Financial Information
We enter into derivative transactions in order to manage our exposure to gas price volatility, including commodity swap agreements, basis swap agreements, collar agreements and other similar agreements relating to the price risk associated with a portion of our production. To the extent legal right of offset with a counterparty exists, we report derivative assets and liabilities on a net basis. We have exposure to credit risk to the extent the counterparty is unable to satisfy its settlement obligation, however, we actively monitor the creditworthiness of counterparties and assess the impact, if any, on our derivative position. We record derivative instruments on the consolidated balance sheets as either an asset or a liability measured at fair value and records changes in the fair value of derivatives in the consolidated statements of operations as they occur.
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
Goodwill
Goodwill is the cost of an acquisition less the fair value of the net identifiable assets of the acquired business. We evaluate goodwill for impairment at least annually, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Step 1 is to determine the fair value of the reporting unit and if such fair value is greater than the carrying value a Step 2 analysis is not required. However, in the event a Step 2 analysis is required, if the carrying amount of the goodwill of the identifiable assets exceeds the implied fair value of that goodwill, the excess of the carrying value over the implied fair value is recognized as an impairment loss. Management performed a Step 1 analysis for 2014 and determined the fair value of our business using the income and market approaches. This type of analyses require us to make assumptions and estimates regarding industry and economic factors such as production volumes, commodity pricing, discount rates and natural gas reserves. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. No impairments for goodwill have been recorded for the year ended December 31, 2014.
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
Incentive Units
We recognize non-cash compensation expense for incentive units awarded to certain of our employees by NGP Holdings and Rice Holdings. In connection with our IPO and related corporate reorganization, the holders of incentive units in Rice Appalachia contributed a portion of their incentive units to Rice Holdings and NGP Holdings in return for substantially similar incentive units in such entities. This resulted in the incentive units being deemed to have been modified, and the performance conditions were considered to be probable of occurring. Therefore, their fair values were measured and compensation expense from the date of initial grant through December 31, 2014 has been recognized in the year ended December 31, 2014.
It is currently expected that the NGP Holdings incentive units will be satisfied in cash and the Rice Holdings incentive units will be satisfied in shares of our common stock held by Rice Holdings. As a result of these different manners of payment satisfaction, the incentive units are accounted for differently, with the NGP Holdings incentive units being accounted for as liability awards and the Rice Holdings incentive units being accounted for as equity awards. For the NGP Holdings incentive units, for the year ended December 31, 2014 and for future reporting periods, the fair value used to determine the applicable compensation expense will be re-measured at each reporting period. For the Rice Holdings incentive units, the fair value of the incentive units was measured as of January 29, 2014, the date of modification. This fair value will underlie compensation expense charges for future reporting periods over the remaining service period.
Determination of the fair value of the awards requires judgments and estimates regarding, among other things, the appropriate methodologies to follow in valuing the incentive units and the related inputs required by those valuation methodologies. The fair values underlying the compensation expense for both types of incentive units were estimated using a Monte Carlo simulation. The Monte Carlo simulation projected the fair value per incentive unit using the expected volatility, the risk free rate and other variables. The service period, which began on the date of grant and continues through final distribution, has been estimated primarily based upon our assumptions regarding the timing and size of secondary offerings of shares of our common stock by NGP Holdings and/or other liquidity events.
Future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions. Any change in inputs or number of inputs to this calculation could impact the valuation and thus the non-cash compensation expense recognized. For additional information see Note 13 in the notes to the consolidated financial statements under Item 8 of this Annual Report. Non-cash compensation expenses related to the incentive units is included in incentive unit expense within the consolidated statement of operations.
Income Taxes
We are a corporation under the Internal Revenue Code subject to federal income tax at a statutory rate of 35% of pretax earnings and, as such, our future income taxes will be dependent upon our future taxable income. We did not report any income tax benefit or expense for periods prior to the consummation of our IPO in January 2014 because Rice Drilling B, our accounting predecessor, is a limited liability company that was not and currently is not subject to federal income tax. The reorganization of our business in connection with the closing of the IPO, such that it is now held by a corporation subject to federal income tax, required the recognition of a deferred tax asset or liability for the initial temporary differences at the time of the IPO. The resulting deferred tax liability of approximately $162.3 million was recorded in equity at the date of the completion of the IPO as it represents a transaction among shareholders. Additionally, we have presented pro forma earnings per share (“EPS”) for the year ended December 31, 2014 assuming a statutory rate as disclosed in the Consolidated Statements of Operations was applied for the full year ended December 31, 2014.
We follow ASC 740-10-25, which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. Only tax positions that meet the more likely than not recognition threshold are recognized. We did not have any uncertain tax positions as of December 31, 2014.
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
Business Combinations
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
In February 2015, the FASB issued ASU, 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for periods beginning after December 15, 2015 with early adoption permitted. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its consolidated financial statements.
Off-Balance Sheet Arrangements
As of December 31, 2014, we did not have any off-balance sheet arrangements as defined by the SEC. In the ordinary course of business, we enter into various commitment agreements and other contractual obligations, some of which are not recognized in our consolidated financial statements in accordance with GAAP. See Note 9 to our consolidated financial statements for a description of our commitments and contingencies.

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
Commodity Price Risk and Hedges
Our primary market risk exposure is in the price we receive for our natural gas, NGLs, and oil production. Realized pricing is primarily driven by market prices applicable to our U.S. natural gas and oil production. Pricing for natural gas, NGLs, and oil production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price.
To mitigate some of the potential negative impact on our cash flow caused by changes in commodity prices, we enter into financial commodity swap contracts to receive fixed prices for a portion of our natural gas, NGLs, and oil production to mitigate the potential negative impact on our cash flow.
Our financial hedging activities are intended to support natural gas, NGLs, and oil prices at targeted levels and to manage our exposure to natural gas, NGLs, and oil price fluctuations. The counterparty is required to make a payment to us for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. We are required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the fixed price is below the settlement price. These contracts may include financial price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty, cashless price collars that set a floor and ceiling price for the hedged production, or basis differential swaps. If the applicable monthly price indices are outside of the ranges set by the floor and ceiling prices in the various collars, we and the counterparty to the collars would be required to settle the difference.

By removing price volatility from a portion of our expected natural gas production through December 2017, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flow for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices above the hedge prices.
Interest Rate Risks
As of December 31, 2014, we had zero borrowings and approximately $66.8 million in letters of credit outstanding under our Senior Secured Revolving Credit Facility. As of December 31, 2014, we had availability under the borrowing base of our Senior Secured Revolving Credit Facility of approximately $483.2 million and the borrowing base was $550.0 million. We have a choice of borrowing in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to LIBOR plus an applicable margin ranging from 150 to 250 basis points, depending on the percentage of our borrowing base utilized. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 50 to 150 basis points, depending on the percentage of our borrowing base utilized.
As of December 31, 2014, Rice Midstream OpCo had no borrowings outstanding and no letters of credit under the RMP Revolving Credit Facility. Rice Midstream OpCo has a choice of borrowing in Eurodollars or at the base rate. Eurodollar loans will bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 175 to 275 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 75 to 175 basis points, depending on the leverage ratio then in effect.
As of December 31, 2014, Rice Midstream Holdings had no borrowings outstanding and no letters of credit under the Midstream Holdings Revolving Credit Facility. Rice Midstream Holdings has a choice of borrowing in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 225 to 300 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 125 to 200 basis points, depending on the leverage ratio then in effect.

As of December 31, 2014, we did not have any derivatives in place to mitigate the effects of interest rate risk. We may implement an interest rate hedging strategy in the future.
Counterparty and Customer Credit Risk
Our principal exposures to credit risk are through joint interest receivables ($125.3 million in receivables as of December 31, 2014) and the sale of our natural gas production ($72.2 million in receivables as of December 31, 2014), which we market to multiple natural gas marketing companies. Joint interest receivables arise from billing entities who own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. We can do very little to choose who participates in our wells. We are also subject to credit risk due to concentration of our natural gas receivables with one natural gas marketing company. We do not require our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Rice Energy Inc.
We have audited the accompanying consolidated balance sheets of Rice Energy Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, cash flows and equity for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rice Energy Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
March 13, 2015

Rice Energy Inc.
Consolidated Balance Sheets

	December 31,
(in thousands)	2014	2013
Assets
Current assets:
Cash	$256,130	$31,612
Restricted cash	—	8,268
Accounts receivable	199,900	31,765
Receivable from affiliate	88	2,244
Deposits	693	601
Prepaid expenses and other	2,646	262
Derivative assets	133,034	—
Total current assets	592,491	74,752

Investments in joint ventures	—	49,814
Gas collateral account	3,995	3,700
Property, plant and equipment, net	2,461,331	734,331
Deferred financing costs, net	25,103	12,292
Goodwill	334,050	—
Intangible assets, net	47,791	—
Derivative assets	63,188	4,921
Total assets	$3,527,949	$879,810

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$680	$20,120
Accounts payable	152,329	51,219
Royalties payable	37,172	9,393
Accrued capital expenditures	108,290	16,753
Leasehold payable	30,702	18,606
Deferred tax liabilities	54,688	—
Other accrued liabilities	52,814	16,847
Total current liabilities	436,675	132,938

Long-term liabilities:
Long-term debt	900,000	406,822
Leasehold payable	4,279	1,675
Deferred tax liabilities	209,218	—
Restricted units	—	36,306
Other long-term liabilities	12,609	3,422
Total liabilities	1,562,781	581,163

Stockholders’ equity:
Common stock, $0.01 par value; authorized - 650,000,000 shares; issued and outstanding 136,280,766 shares and 88,000,000 shares, respectively	1,363	880
Preferred stock, $0.01 par value; authorized - 50,000,000 shares; none issued	—	—
Additional paid in capital	1,368,001	362,875
Accumulated earnings (deficit)	153,346	(65,108)
Stockholders’ equity before noncontrolling interest	1,522,710	298,647
Noncontrolling interests in consolidated subsidiaries	442,458	—
Total liabilities and stockholders’ equity	$3,527,949	$879,810
The accompanying notes are an integral part of these Consolidated Financial Statements.

Rice Energy Inc.
Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except share data)	2014	2013	2012
Operating revenues:
Natural gas, oil and natural gas liquids (NGL) sales	$359,201	$87,847	$26,743
Firm transportation sales, net	26,237	—	—
Other revenue	5,504	840	457
Total operating revenues	390,942	88,687	27,200

Operating expenses:
Lease operating	24,971	8,309	3,688
Gathering, compression and transportation	40,225	9,774	3,754
Production taxes and impact fees	4,647	1,629	1,382
Exploration	4,225	9,951	3,275
Incentive unit expense	105,961	—	—
Restricted unit expense	—	32,906	—
Stock compensation expense	5,553	—	—
General and administrative	56,017	16,953	7,599
Depreciation, depletion and amortization	156,270	32,815	14,149
Acquisition expense	2,339	—	—
Amortization of intangible assets	1,156	—	—
Write-down of abandoned leases	—	—	2,253
Loss from sale of interest in gas properties	—	4,230	—
Total operating expenses	401,364	116,567	36,100

Operating loss	(10,422)	(27,880)	(8,900)
Interest expense	(50,191)	(17,915)	(3,487)
Gain on purchase of Marcellus joint venture	203,579	—	—
Other income (loss)	893	(440)	112
Gain (loss) on derivative instruments	186,477	6,891	(1,381)
Amortization of deferred financing costs	(2,495)	(5,230)	(7,220)
Loss on extinguishment of debt	(7,654)	(10,622)	—
Write-off of deferred financing costs	(6,896)	—	—
Equity in income (loss) of joint ventures	(2,656)	19,420	1,532
Income (loss) before income taxes	310,635	(35,776)	(19,344)
Income tax expense	(91,600)	—	—
Net income (loss)	219,035	(35,776)	(19,344)
Less: Net income attributable to noncontrolling interests	(581)	—	—
Net income (loss) attributable to Rice Energy Inc.	$218,454	$(35,776)	$(19,344)
Weighted average number of shares of common stock - basic	128,151,171	80,441,905	58,231,763
Weighted average number of shares of common stock - diluted	128,225,155	80,441,905	58,231,763
Earnings (loss) per share—basic	$1.70	$(0.44)	$(0.33)
Earnings (loss) per share—diluted	$1.70	$(0.44)	$(0.33)
Pro forma income tax benefit (unaudited)	$5,560
Pro forma net income (unaudited)	$224,596
Earnings per share—basic (unaudited)	$1.75
Earnings per share—diluted (unaudited)	$1.75
The accompanying notes are an integral part of these Consolidated Financial Statements.

Rice Energy Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$219,035	$(35,776)	$(19,344)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	156,270	32,815	14,149
Amortization of deferred financing costs, loss on extinguishment of debt and other	10,149	5,230	7,220
Amortization of intangibles	1,156	—	—
Incentive unit expense	105,961	—	—
Write-off of deferred financing costs	6,896	—	—
Loss (gain) from sale of interest in gas properties	—	4,230	—
Restricted unit expense	—	32,906	—
Write-off of unsuccessful exploratory well costs	2,211	8,143	—
Stock compensation expense	5,553	—	—
Derivative instruments fair value (gain) loss	(186,477)	(6,891)	1,381
Cash payments for settled derivatives	(18,784)	676	879
Deferred income tax expense	87,639	—	—
Fair value gain on purchase of Marcellus joint venture	(203,579)	—	—
Equity in (income) loss of joint ventures	2,656	(19,420)	(1,532)
Write-down of abandoned leases and other leasehold costs	—	—	2,253
Changes in operating assets and liabilities:
(Increase) in accounts receivable and receivable from affiliate	(151,427)	(7,573)	(12,231)
(Increase) decrease in prepaid expenses and other assets	(1,996)	102	(4,349)
Increase (decrease) in accounts payable	4,661	2,273	(30)
Increase in accrued liabilities and other	25,280	9,525	7,815
Royalties payable	19,871	7,432	775
Net cash provided by (used in) operating activities	85,075	33,672	(3,014)

Cash flows from investing activities:
Capital expenditures for natural gas properties	(959,280)	(463,128)	(109,149)
Investment in joint ventures	—	—	(9,957)
Acquisition of Marcellus joint venture, net of cash acquired	(82,766)	—	—
Acquisition of Momentum assets	(111,847)	—	—
Acquisition of Greene County assets	(329,469)	—	—
Capital expenditures for property and equipment	(10,994)	(2,259)	(867)
Proceeds from sale of interest in gas properties	12,891	6,792	—
Net cash used in investing activities	(1,481,465)	(458,595)	(119,973)

Cash flows from financing activities:
Proceeds from borrowings	1,090,000	435,500	44,361
Repayments of debt obligations	(689,873)	(160,760)	(10,152)
Restricted cash for convertible debt	8,268	(8,268)	—
Debt issuance costs	(24,543)	(12,194)	(1,913)
Common stock issuance	—	195,977	96,782
Repurchase of common stock	—	(2,267)	(1,133)
Proceeds from conversion of warrants	1,975	—	—
Proceeds from issuance of common stock sold in our IPO, net of offering costs	597,088	—	—
Proceeds from issuance of common stock sold in August 2014 Equity Offering, net of offering costs	196,254	—	—
Proceeds from issuance of common units sold in RMP IPO, net of offering costs	441,739	—	—
Return of capital	—	—	(800)
Net cash provided by financing activities	1,620,908	447,988	127,145

Net increase in cash	224,518	23,065	4,158
Cash at the beginning of the year	31,612	8,547	4,389
Cash at the end of the year	$256,130	$31,612	$8,547

Rice Energy Inc.
Consolidated Statements of Cash Flows - (Continued)

	Years Ended December 31,
(in thousands)	2014	2013	2012
Supplemental disclosure of noncash investing and financing activities
Capital expenditures for natural gas properties financed by accounts payable	$144,053	$48,615	$18,083
Capital expenditures for natural gas properties financed by other accrued liabilities	108,290	16,753	2,359
Natural gas properties financed through borrowings	—	—	18,328
Accretion of debt discount	822	2,099	—
Capital expenditures for property, office furniture and equipment funded by capital lease borrowings	2,623	1,557	419
Natural gas properties financed through deferred payment obligations	34,984	20,281	3,577
Natural gas properties financed through other liabilities	—	—	8,261
Recognition of legal liability for asset retirement obligations	7,171	583	382
Application of advances from joint interest owners	(7,304)	(10,415)	—
Conversion of related-party note payable to equity	—	255	11,332
The accompanying notes are an integral part of these Consolidated Financial Statements.

Rice Energy Inc.
Statements of Consolidated Equity

(in thousands)	Common Stock ($0.01 par)	Additional Paid-In Capital	Accumulated Deficit	Total
Balance, January 1, 2012	$406	$56,403	$(9,988)	$46,821
Capital contributions, net	192	99,990	—	100,182
Return of capital	(1)	(799)	—	(800)
Conversion of related-party notes payable	25	11,307	—	11,332
Consolidated net loss	—	—	(19,344)	(19,344)
Balance, December 31, 2012	$622	$166,901	$(29,332)	$138,191
Capital contributions, net	258	195,974	—	196,232
Consolidated net loss	—	—	(35,776)	(35,776)
Balance, December 31, 2013	$880	$362,875	$(65,108)	$298,647

(in thousands)	Common Stock ($0.01 par)	Additional Paid-In Capital	Accumulated (Deficit) Earnings	StockholdersEquity before Non-controlling Interest	Non-Controlling Interest	Total Equity
Balance, January 1, 2014	$880	$362,875	$(65,108)	$298,647	$—	298,647
Shares of common stock issued in initial public offering, net of offering costs	300	593,113	—	593,413	—	593,413
Shares of common stock issued in purchase of Marcellus joint venture	95	221,905	—	222,000	—	222,000
Conversion of restricted units into shares of common stock at our IPO	—	36,306	—	36,306	—	36,306
Conversion of convertible debentures into shares of common stock after our IPO	6	6,599	—	6,605	—	6,605
Conversion of warrants into shares of common stock after our IPO	7	1,968	—	1,975	—	1,975
Shares of common stock issued in August 2014 Equity Offering, net of offering costs	75	196,179	—	196,254	—	196,254
Shares of common units issued in RMP IPO, net of offering costs	—	—	—	—	441,739	441,739
Incentive unit compensation	—	105,961	—	105,961	—	105,961
Stock compensation	—	5,415	—	5,415	138	5,553
Tax impact of our IPO and corporate reorganization	—	(162,320)	—	(162,320)	—	(162,320)
Net income	—	—	218,454	218,454	581	219,035
Balance, December 31, 2014	$1,363	$1,368,001	$153,346	$1,522,710	$442,458	$1,965,168
The accompanying notes are an integral part of these Consolidated Financial Statements.

Rice Energy Inc.
Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies and Related Matters
Organization, Operations and Principals of Consolidation
The accompanying consolidated financial statements of Rice Energy Inc. (the “Company,” “we,” “our,” and “us”) have been prepared by the Company’s management in accordance with generally accepted accounting principles in the United States (“GAAP”) for financial information and applicable rules and regulations promulgated under the Exchange Act. The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. Rice Midstream Holdings LLC, a wholly-owned subsidiary of the Company (“Rice Midstream Holdings”) owns a 50.0% interest in Rice Midstream Partners LP, a subsidiary of the Company, (“the Partnership”). The financial results of the Partnership are consolidated and the remaining 50.0% interest in the Partnership is reflected as noncontrolling interest in the consolidated financial statements. All intercompany transactions have been eliminated in consolidation.
Corporate Reorganization and Initial Public Offering
On January 29, 2014, we completed our initial public offering (our “IPO”) of 50,000,000 shares of our $0.01 par value common stock, which included 30,000,000 shares sold by us, 14,000,000 shares sold by NGP Rice Holdings, LLC (“NGP Holdings”), the selling stockholder in our IPO, and 6,000,000 shares sold subject to an option granted to the underwriters by the selling stockholder.
The net proceeds of our IPO, based on the public offering price of $21.00 per share, were approximately $992.6 million, which resulted in net proceeds to us of $593.6 million after deducting expenses and underwriting discounts and commissions of approximately $36.4 million and the net proceeds to the selling stockholder of approximately $399.0 million after deducting expenses and underwriting discounts of approximately $21.0 million. We did not receive any proceeds from the sale of the shares by the selling stockholder. A portion of the net proceeds from our IPO were used to repay all outstanding borrowings under the revolving credit facility of Alpha Shale Resources, LP and its general partner, Alpha Shale Holdings, LLC (collectively, our “Marcellus joint venture”), to make a $100.0 million payment to Foundation PA Coal Company, LLC, a wholly-owned indirect subsidiary of Alpha Natural Resources, Inc. (“Alpha Holdings”) in partial consideration for our acquisition of Alpha Holdings’ 50% interest in our Marcellus joint venture (the “Marcellus JV Buy-In”) and to repay all outstanding borrowings under our Senior Secured Revolving Credit Facility (as defined below). We used the remainder of the net proceeds from our IPO to fund a portion of our capital expenditure plan.
A corporate reorganization occurred concurrently with the completion of our IPO on January 29, 2014. As a part of this corporate reorganization, we acquired all of the outstanding membership interests in Rice Energy Appalachia LLC (“Rice Appalachia”) and Rice Drilling B LLC (“Rice Drilling B”) (other than those already held by Rice Appalachia) in exchange for shares of our common stock. Our Exploration and Production segment continues to be conducted through Rice Drilling B, now a wholly-owned subsidiary. This reorganization constituted a common control transaction and the accompanying consolidated financial statements are presented as though this reorganization had occurred for the earliest period presented.
As of January 29, 2014, upon (a) the completion of our IPO, (b) the issuance of (i) 43,452,550 shares of common stock to NGP Holdings, (ii) 20,300,923 shares of common stock to Rice Holdings, (iii) 2,356,844 shares of common stock to Daniel J. Rice III, (iv) 20,000,000 shares of common stock to Rice Partners, (v) 160,831 shares of common stock to the persons holding incentive units representing interests in Rice Appalachia and (vi) 1,728,852 shares of common stock to the members of Rice Drilling B (other than Rice Appalachia), each of which were issued by us in connection with the closing of our IPO, and (c) the issuance of 9,523,810 shares of common stock to Alpha Holdings in connection with the completion of the Marcellus JV Buy-In, we had 127,523,810 shares of common stock outstanding.
Rice Midstream Partners Initial Public Offering
On December 22, 2014, the Partnership completed its initial public offering (the “RMP IPO”) of 28,750,000 common units representing limited partner interests (the “Common Units”), which included 3,750,000 Common Units sold subject to an option granted to the underwriters. The net proceeds of the RMP IPO, based on the public offering price of $16.50 per Common Unit, were approximately $441.7 million, after deducting underwriting discounts, commissions, structuring fees and expenses. See Note 6 for further discussion of the RMP IPO.

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
Revenue Recognition
Sales of natural gas, NGLs and oil are recognized when the products have been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured, and the sales price is fixed or determinable. Natural gas is sold by the Company under contracts with the Company’s natural gas marketers. Pricing provisions are tied to the Platts Gas Daily market prices. Some transportation costs incurred by the Company are marketed for resale and are not incurred to transport gas produced by the Company's Exploration and Production segment. These transportation costs are reflected as a deduction from the related firm transportation sales revenue at the time the transportation is provided to the customer.
Cash
The Company maintains cash at financial institutions which may at times exceed federally insured amounts and which may at times significantly exceed consolidated balance sheet amounts due to outstanding checks. The Company has no other accounts that are considered cash equivalents.
Accounts Receivable
Accounts receivable are primarily from the Company’s joint interest partners and natural gas marketers. The Company extends credit to parties in the normal course of business based upon management’s assessment of their creditworthiness. A valuation allowance is provided for those accounts for which collection is estimated as doubtful; uncollectible accounts are written off and charged against the allowance. In estimating the allowance, management considers, among other things, how recently and how frequently payments have been received and the financial position of the party. There was no allowance recorded for any of the periods presented in the consolidated financial statements. Accounts receivable as of December 31, 2014 and 2013 are detailed below.

	December 31,
(in thousands)	2014	2013
Natural gas sales	$72,206	$16,534
Joint interest	125,300	6,391
Other	2,394	8,840
Total accounts receivable	$199,900	$31,765
Noncontrolling Interest
Noncontrolling interests represent third-party equity ownership of the Partnership and are presented as a component of equity in the consolidated balance sheets. In the consolidated statements of operations, noncontrolling interest reflects the allocation of earnings to the third-party investors. The Company consolidates the results of the Partnership as the Company owns a 50.0% equity interest in the Partnership and controls the Partnership through its ownership of the general partner. See Note 6 for further discussion of noncontrolling interests related to the Partnership.
Property, Plant and Equipment
The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that result in proved reserves, are capitalized. Costs to drill exploratory wells that do not identify proved reserves as well as geological and geophysical costs and costs of carrying and retaining unproved properties are expensed.
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
Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Unproved oil and gas properties had a net book value of $1,015.4 million and $426.8 million at December 31, 2014 and December 31, 2013, respectively. Capitalized costs of producing oil and gas properties and support equipment directly related to such properties, after considering estimated residual salvage values, are depreciated and depleted by the units of production method. Support equipment and other property and equipment not directly related to oil and gas properties are depreciated over their estimated useful lives.
Midstream property and other equipment are recorded at cost and are being depreciated over estimated useful lives of fifteen to sixty years on a straight-line basis. Support equipment and other property and equipment are recorded at cost and are being depreciated over estimated useful lives of three to forty years on a straight-line basis.
Management’s estimates of proved reserves are based on quantities of oil and natural gas that engineering and geological analysis demonstrates, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic conditions. External engineers prepare the annual reserve and economic evaluation of all properties on a well-by-well basis. Additionally, the Company adjusts oil and natural gas reserves for major well rework or abandonment during the year as needed. The process of estimating and evaluating oil and natural gas reserves is complex, requiring significant decisions in the evaluation of available geological, geophysical, engineering, and economic data. The data for a given property may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, revisions in existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates represent the Company’s most accurate assessments possible, the subjective decisions and variances in available data for various properties increase the likelihood of significant changes in these estimates over time. Because estimates of reserves significantly affect the Company’s depreciation, depletion, and amortization expense, a change in the Company’s estimated reserves could have a material effect on the Company’s operating results.
Upon the sale of an entire interest in an unproved property for cash, a gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained unless the proceeds received are in excess of the cost basis which would result in gain on sale.
Interest
The Company capitalizes interest on expenditures for significant exploration and development projects while activities are in progress to bring the assets to their intended use. Upon completion of construction of the asset, the associated capitalized interest costs are included within our asset base and depleted accordingly. The following table summarizes the components of the Company’s interest incurred for the years ended December 31, 2014, 2013 and 2012:

(in thousands)	2014	2013	2012
Interest incurred:
Interest capitalized	$905	$8,034	$7,695
Interest expensed	50,191	17,915	3,487
Total incurred	$51,096	$25,949	$11,182
Goodwill and Intangible Assets
Goodwill is the cost of an acquisition less the fair value of the net identifiable assets of the acquired business. We evaluate goodwill for impairment at least annually, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the carrying amount of the goodwill of the identifiable assets exceeds the implied fair value of that goodwill, the excess of the carrying value over the implied fair value is recognized as an impairment loss. No impairments for such assets have been recorded in any of the periods presented.
Intangible assets are comprised of customer contracts acquired in our April 2014 acquisition of certain gas gathering assets in eastern Washington and Greene Counties, Pennsylvania (the “Momentum Acquisition”) based upon the estimated fair value of the assets at the acquisition date. The customer contracts are amortized over 30 years using a straight-line method, and amortization expense recorded in the consolidated statements of operations for the year ended December 31, 2014 was $1.2 million. The estimated annual amortization expense over the next five years is as follows: 2015 - $1.6 million, 2016 - $1.6 million, 2017 - $1.6 million, 2018 - $1.6 million and 2019 - $1.6 million.
Goodwill and intangible assets as of December 31, 2014 are detailed below.

	December 31, 2014
(in thousands)	Gross	Accumulated Amortization	Net
Goodwill	$334,050	—	$334,050
Intangible assets	$48,947	(1,156)	$47,791
Deferred Financing Costs
Deferred financing costs are amortized on a straight-line basis, which approximates the interest method, over the term of the related agreement. Accumulated amortization was $3.5 million and $14.3 million at December 31, 2014 and 2013 respectively. Amortization expense was $2.5 million, $5.2 million, and $7.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. The annual amortization of deferred financing costs for years subsequent to December 31, 2014, is expected to be approximately $4.1 million in 2015, $4.1 million in 2016, $4.1 million in 2017, $4.1 million in 2018 and $8.7 million in 2019 and thereafter.
Asset Retirement Obligations
The Company records the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. For oil and gas properties, this is the period in which an oil or gas well is acquired or drilled. The Company’s retirement obligations relate to the abandonment of oil and gas producing facilities and include costs to reclaim drilling sites and dismantle and relocate or dispose of gathering systems, wells and related structures. Estimates are based on historical experience in plugging and abandoning wells and estimated remaining lives of those wells based on reserve estimates.
When a new liability is recorded, the Company capitalizes the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period and the capitalized cost is depreciated over the units of production basis.
Income Taxes
We are a corporation under the Internal Revenue Code subject to federal income tax at a statutory rate of 35% of pretax earnings. We did not report any income tax benefit or expense for periods prior to the consummation of our IPO in January 2014 because Rice Drilling B, our accounting predecessor, is a limited liability company that was not and currently is not subject to federal income tax. The reorganization of our business in connection with the closing of our IPO, such that it is now held by a corporation subject to federal income tax, required the recognition of a deferred tax asset or liability for the initial temporary differences at the time of our IPO. The resulting deferred tax liability of approximately $162.3 million was recorded in equity at the date of the completion of our IPO as it represents a transaction among shareholders. Additionally, we have presented pro forma earnings per share (“EPS”) for the year ended December 31, 2014 assuming a statutory rate as disclosed in the accompanying consolidated statements of operations was applied for the full year ended December 31, 2014.
The Company follows ASC 740-10-25, which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. Only tax positions that meet the more likely than not recognition threshold are recognized. Based on management’s analysis, the Company did not have any uncertain tax positions as of December 31, 2014.
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

The Company will record a valuation allowance if it is deemed more likely than not that all or a portion of its deferred income tax assets will not be realized. In addition, income tax rules and regulations are subject to interpretation and the application of those rules and regulations requires judgment by us and may be challenged by the taxation authorities.
Reclassifications
Certain reclassifications have been made to prior periods’ financial information related to gathering revenues, post production costs, restricted unit liability and asset retirement obligations to conform to the 2014 presentation.
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

2.	Property, Plant and Equipment
The Company’s property, plant and equipment are as follows:

	December 31,
(in thousands)	2014	2013
Oil and gas producing properties	$2,181,880	$704,028
Accumulated depreciation	(201,608)	(50,710)
Oil and gas producing properties, net	1,980,272	653,318
Midstream property and equipment	467,956	76,644
Accumulated depreciation	(4,038)	(1,602)
Midstream property and equipment, net	463,918	75,042
Other property and equipment	21,376	7,526
Accumulated depreciation	(4,235)	(1,555)
Other property and equipment, net	17,141	5,971
Property, plant and equipment, net	$2,461,331	$734,331

3.	Long-Term Debt
Long-term debt consists of the following as of December 31, 2014 and 2013:

	December 31,
(in thousands)	2014	2013
Long-term Debt
Senior Notes Due 2022(a)	$900,000	$—
Senior Secured Revolving Credit Facility (b)	—	115,000
Second Lien Term Loan Facility (c)	—	293,821
Debentures (d)	—	6,890
NPI Note	—	8,028
Other	680	3,203
Total debt	$900,680	$426,942
Less current portion	680	20,120
Long-term debt	$900,000	$406,822
6.25% Senior Notes Due 2022 (a)
On April 25, 2014, the Company issued $900.0 million in aggregate principal amount of 6.25% senior notes due 2022 (the “Notes”) in a private placement to eligible purchasers under Rule 144A and Regulation S of the Securities Act, which resulted in net proceeds of $882.7 million, after deducting expenses and the initial purchasers' discounts of approximately $17.3 million. The Company used $301.8 million of the net proceeds to repay and retire the Second Lien Term Loan Facility (defined below) and used the remainder to fund a portion of the Company’s 2014 capital expenditure program.
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
The notes are jointly and severally, fully and unconditionally, guaranteed by any of the Company’s restricted subsidiaries (such subsidiaries, the ”Guarantors”) that guaranteed the Company’s obligations under a Credit Facility (as defined in the Indenture). Guarantees of the Notes will be released under certain circumstances, including:

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

The Indenture restricts the Company’s ability and the ability of its restricted subsidiaries to: (i) incur or guarantee additional debt or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire our capital stock or subordinated debt; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; (vii) transfer and sell assets; and (viii) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications. If at any time when the Notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will terminate and the Company and its restricted subsidiaries will cease to be subject to such covenants.
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
In connection with the issuance and sale of the Notes, the Company and the Guarantors named therein entered into a registration rights agreement with the Initial Purchasers, dated April 25, 2014. Pursuant to the registration rights agreement, the Company completed an exchange of the Notes for registered notes that have substantially identical terms as the Notes.
Senior Secured Revolving Credit Facility (b)
On April 25, 2013, Rice Drilling B entered into a Senior Secured Revolving Credit Facility (the “Senior Secured Revolving Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders with a maximum credit amount of $500.0 million and a sublimit for letters of credit of $10.0 million. Concurrently with the closing of our IPO, on January 29, 2014, Rice Drilling B amended the credit agreement governing the Senior Secured Revolving Credit Facility to, among other things, allow for the corporate reorganization that was completed simultaneously with the closing of our IPO, add the Company as a guarantor, increase the maximum commitment amount to $1.5 billion and lower the interest rate on amounts borrowed under the Senior Secured Revolving Credit Facility. The Company used a portion of the net proceeds of the IPO to repay $115.0 million of borrowings under the Senior Secured Revolving Credit Facility. After giving effect to the amendment, the borrowing base under the Senior Secured Revolving Credit Facility was increased to $350.0 million as a result of the Marcellus JV Buy-In.
In April 2014, concurrently with the Senior Notes Offering, the Company, as borrower, and Rice Drilling B, as predecessor borrower, amended and restated the credit agreement governing the Senior Secured Revolving Credit Facility (the “Amended Credit Agreement”) to, among other things, assign all of the rights and obligations of Rice Drilling B as borrower under the Senior Secured Revolving Credit Facility to the Company. Furthermore, the Amended Credit Agreement (i) allowed for the issuance of the Notes described above and (ii) provided that the Company did not incur an immediate reduction in the borrowing base under the Senior Secured Revolving Credit Facility as a result of the issuance of the Notes. As such, the borrowing base under the Amended Credit Agreement immediately following the issuance of the Notes remained at $350.0 million. The Amended Credit Agreement also extended the maturity date of the Senior Secured Revolving Credit Facility from April 25, 2018 to January 29, 2019. The amount available to be borrowed under the Amended Credit Agreement is subject to a semi-annual borrowing base redetermination that depends on, among other factors, the volumes of the Company’s proved oil and gas reserves. As of December 31, 2014, the borrowing base was $550.0 million and the sublimit for letters of credit was $100.0 million. The Company had zero borrowings outstanding and $66.8 million in letters of credit outstanding under its Amended Credit Agreement as of December 31, 2014, resulting in availability of $483.2 million. The next redetermination is scheduled for April 2015 based on the redetermination criteria as of January 1, 2015.
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
The Amended Credit Agreement is secured by liens on at least 80% of the proved oil and gas reserves of the Company and its subsidiaries (other than any subsidiary that is designated as an unrestricted subsidiary, including Rice Midstream Holdings and its subsidiaries), as well as significant unproved acreage and substantially all of the personal property of the Company and such restricted subsidiaries, and the Company’s obligations under the Amended Credit Agreement are guaranteed by such restricted subsidiaries. The Amended Credit Agreement contains restrictive covenants that limit the ability of the Company and its restricted subsidiaries to, among other things:

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

The Company was in compliance with such covenants and ratios effective as of December 31, 2014.
Midstream Holdings Revolving Credit Facility
On December 22, 2014, Rice Midstream Holdings LLC entered into a revolving credit facility (“Midstream Holdings Revolving Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders with a maximum credit amount of $300.0 million and a sublimit for letters of credit of $25.0 million. As of December 31, 2014, Rice Midstream Holdings had no borrowings outstanding and no letters of credit under this facility. The credit facility is available to fund working capital requirements and capital expenditures and to purchase assets and matures on December 22, 2019. Rice Olympus Midstream LLC, Rice Water Services (OH) LLC and Rice Water Services (PA) LLC are the guarantors of the obligations under the credit facility.
Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. Rice Midstream Holdings has a choice of borrowing in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 225 to 300 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 125 to 200 basis points, depending on the leverage ratio then in effect. Rice Midstream Holdings will also pay a commitment fee based on the undrawn commitment amount ranging from 37.5 to 50 basis points.
The Midstream Holdings Revolving Credit Facility is secured by mortgages and other security interests on substantially all of the properties of, and guarantees from, Rice Midstream Holdings and its restricted subsidiaries (which do not include the Partnership, Rice Midstream Management LLC, a Delaware limited liability company and general partner of the Partnership, or the Company and its subsidiaries other than Rice Midstream Holdings).
The Midstream Holdings Revolving Credit Facility limits the ability of Rice Midstream Holdings and its restricted subsidiaries to, among other things:

•	incur or guarantee additional debt;

•	redeem or repurchase units or make distributions under certain circumstances;

•	make certain investments and acquisitions;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of assets.

The Midstream Holdings Revolving Credit Facility also requires Rice Midstream Holdings to maintain the following financial ratios:

•
an interest coverage ratio, which is the ratio of Rice Midstream Holding’s consolidated EBITDA (as defined within the Midstream Holdings Revolving Credit Facility) to its consolidated current interest expense of at least 2.50 to 1.0 at the end of each fiscal quarter; and

•	a consolidated total leverage ratio, which is the ratio of consolidated debt to consolidated EBITDA, of not more than 4.25 to 1.0.
RMP Revolving Credit Facility
On December 22, 2014, Rice Midstream OpCo, LLC, a wholly-owned subsidiary of the Partnership (“Rice Midstream OpCo”), entered into a revolving credit facility (“RMP Revolving Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders with a maximum credit amount of $450.0 million and a sublimit for letters of credit of $50.0 million. As of December 31, 2014, Rice Midstream OpCo had no borrowings outstanding and no letters of credit under this facility. The credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes. The RMP Revolving Credit Facility matures on December 22, 2019. The Partnership is the guarantor of the obligations under the credit facility.
Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. Rice Midstream OpCo has a choice of borrowing in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 175 to 275 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 75 to 175 basis points, depending on the leverage ratio then in effect. Rice Midstream OpCo also pays a commitment fee based on the undrawn commitment amount ranging from 35 to 50 basis points.
The RMP Revolving Credit Facility is secured by mortgages and other security interests on substantially all of the properties of, and guarantees from, the Partnership and its restricted subsidiaries.
The RMP Revolving Credit Facility limits the ability of the Partnership and its restricted subsidiaries to, among other things:

•	incur or guarantee additional debt;

•	redeem or repurchase units or make distributions under certain circumstances;

•	make certain investments and acquisitions;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of assets.

The RMP Revolving Credit Facility also requires the Partnership to maintain the following financial ratios:

•
an interest coverage ratio, which is the ratio of the Partnership’s consolidated EBITDA (as defined within the revolving credit facility) to its consolidated current interest expense of at least 2.50 to 1.0 at the end of each fiscal quarter;

•
a consolidated total leverage ratio, which is the ratio of consolidated debt to consolidated EBITDA, of not more than 4.75 to 1.0, and after electing to issue senior unsecured notes, a consolidated total leverage ratio of not more than 5.25 to 1.0, and, in each case, with certain increases in the permitted total leverage ratio following the completion of a material acquisition; and

•
if the Partnership elects to issue senior unsecured notes, a consolidated senior secured leverage ratio, which is the ratio of consolidated senior secured debt to consolidated EBITDA, of not more than 3.50 to 1.0.

Second Lien Term Loan Facility (c)
On April 25, 2013, Rice Drilling B entered into a Second Lien Term Loan Facility (the “Second Lien Term Loan Facility”) with Barclays Bank PLC, as administrative agent, and a syndicate of lenders in an aggregate principal amount of $300.0 million. Rice Drilling B estimated the discount on issuance of this instrument based upon an estimate of market rates at the inception of the instrument and recorded a discount of $4.5 million. The discount was being amortized over the life of the note using an effective interest rate of 0.284%. Approximately $7.4 million in fees were capitalized in connection with the Second Lien Term Loan Facility.
On April 25, 2014, the Company used a portion of the net proceeds from the Senior Notes Offering to repay and retire the Second Lien Term Loan Facility in the amount of $301.8 million. The payment was comprised of repayment of the principal balance of $297.0 million, a pre-payment penalty of $3.0 million and accrued but unpaid interest of $1.8 million. The pre-payment penalty is presented as loss on extinguishment of debt in the consolidated statements of operations for the year ended December 31, 2014. The pre-payment also resulted in a debt extinguishment and subsequent write-off of the unamortized deferred finance costs of $6.9 million presented in the consolidated statements of operations for the year ended December 31, 2014.
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
At any time after July 31, 2013 until the Maturity Date, Rice Drilling B had the right to redeem all, but not less than all, of the Debentures on 30 days prior written notice at a redemption price equal to 100% of the principal amount of the Debentures plus a premium of 50%. In connection with our IPO, the Debentures and warrants of Rice Drilling B were amended to become convertible or exercisable for shares of common stock of the Company. On February 28, 2014, Rice Drilling B issued a redemption notice on the remaining Debentures, which set a redemption date of March 28, 2014. Prior to the redemption date, $6.6 million of the Debentures were converted into 570,945 shares of the Company’s common stock. The premium of $0.1 million was recorded to expense in the year ended December 31, 2014. As of December 31, 2014, the remaining principal balance was $0.2 million, which is included in other accrued liabilities on the consolidated balance sheet.
In connection with the convertible debenture offering, Rice Drilling B granted warrants that were issued on August 15, 2011 to certain of the broker-dealers involved in the private placement. These warrants are considered to be separate instruments issued solely in lieu of cash compensation for services provided by the broker-dealers. Two separate classes of warrants were issued with the sole difference being the exercise price. At December 31, 2014, 90 warrants remain exercisable at a weighted average price of $11.57 per share of the Company’s common stock. The 90 warrants are exercisable in exchange for up to 77,363 shares. For the year ended December 31, 2014, warrants were exercised in exchange for 686,006 shares of the Company’s common stock.

Expected Aggregate Maturities
Expected aggregate maturities of notes payable as of December 31, 2014 are as follows (in thousands):

Year Ending December 31, 2015	$680
Year Ending December 31, 2016	—
Year Ending December 31, 2017	—
Year Ending December 31, 2018	—
Year Ending December 31, 2019 and Beyond	900,000
Total	$900,680
Interest paid in cash was $38.4 million, $27.7 million and $10.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. See Note 1 for information on capitalized interest.

4.	Derivative Instruments
The Company uses derivative commodity instruments that are placed with major financial institutions whose creditworthiness is regularly monitored. Our derivative counterparties share in the Amended Credit Agreement collateral. The Company’s derivative commodity instruments have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized in income currently. As of December 31, 2014, the Company has entered into derivative instruments with various financial institutions, fixing the price it receives for a portion of its natural gas through December 1, 2017, as summarized in the following table:

Swap Contract Expiration	MMBtu/day	Weighted Average Price
Year ending December 31, 2015:
NYMEX	166,000	$4.09
TCO	29,000	$3.30
Dominion South	71,000	$2.53

Year ending December 31, 2016:
NYMEX	214,000	$4.14
Dominion South	31,000	$2.62

Year ending December 31, 2017:
NYMEX	60,000	$4.24

Collar Contract Expiration	MMBtu/day	Floor/Ceiling
Year ending December 31, 2015:
NYMEX	139,000	$3.96/$4.65

Basis Contract Expiration	MMBtu/day	Swap ($/MMBtu)
Year ending December 31, 2015:
TCO	37,000	$(0.42)

Year ending December 31, 2016:
TCO	17,000	$(0.42)

The following tables present the gross amounts of recognized derivative assets and liabilities, the amounts offset under netting arrangements with counterparties, and the resulting net amounts presented in the consolidated balance sheets for the periods presented, all at fair value:

	As of December 31, 2014
(in thousands)	Derivative instruments, recorded in the Consolidated Balance Sheet, gross	Derivative instruments subject to master netting arrangements	Derivative Instruments, net
Derivative assets	$201,775	$(5,553)	$196,222
Derivative liabilities	$—	$—	$—

	As of December 31, 2013
(in thousands)	Derivative instruments, recorded in the Consolidated Balance Sheet, gross	Derivative instruments subject to master netting arrangements	Derivative Instruments, net
Derivative assets	$13,000	$(4,700)	$8,300
Derivative liabilities	$256	$(4,600)	$(4,344)
The following table presents the realized and unrealized gains or losses presented as gain or loss on derivatives in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012:

	December 31,
(in thousands)	2014	2013	2012
Realized gain (loss)	$(18,784)	$676	$879
Unrealized gain (loss)	$205,261	$6,215	$(2,260)

5.	Fair Value of Financial Instruments
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
The following assets and liabilities were measured at fair value on a recurring basis during the period (refer to Note 4 for details relating to derivative instruments):

	As of December 31, 2014
(in thousands)		Fair Value Measurements at Reporting Date Using
(in thousands)	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative instruments, at fair value	$196,222	$196,222	$—	$196,222	$—
Total assets	$196,222	$196,222	$—	$196,222	$—

Liabilities:
Derivative instruments, at fair value	$—	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—	$—

	As of December 31, 2013
		Fair Value Measurements at Reporting Date Using
(in thousands)	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative instruments, at fair value	$4,921	$4,921	$—	$4,921	$—
Total assets	$4,921	$4,921	$—	$4,921	$—

Liabilities:
Restricted units, at fair value	$36,306	$36,306	$—	$—	$36,306
Derivative instruments, at fair value	965	965	—	965	—
Total liabilities	$37,271	$37,271	$—	$965	$36,306

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	2014	2013
Balance as of January 1	$36,306	$5,667
Total gain or losses:
Included in earnings	—	32,906
Repurchase of restricted units	—	(2,267)
Converted to shares of common stock	(36,306)	—
Balance as of December 31	$—	$36,306
In conjunction with the IPO, certain restricted units of Rice Drilling B were exchanged for shares of the Company’s common stock. Gains and losses related to restricted units included in earnings for the period are reported in operating expenses in the statements of consolidated operations.
The carrying value of cash equivalents approximates fair value due to the short maturity of the instruments.
The estimated fair value and carrying amount of long-term debt as reported on the consolidated balance sheets as of December 31, 2014 and 2013 is shown in the table below (refer to Note 3 for details relating to the borrowing arrangements). The fair value was estimated using Level 2 inputs based on rates reflective of the remaining maturity as well as the Company’s financial position.

	As of December 31, 2014		As of December 31, 2013
Long-Term Debt (in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes Offering	$900,000	$839,250	$—	$—
Second Lien Term Loan Facility	—	—	293,821	315,284
Senior Secured Revolving Credit Facility	—	—	115,000	115,000
Debentures	—	—	6,890	12,671
NPI Note	—	—	8,028	8,028
Other	680	680	3,203	3,203
Total	$900,680	$839,930	$426,942	$454,186

6.	Rice Midstream Partners LP
On December 22, 2014, the Partnership, a subsidiary of the Company, completed the RMP IPO of 28,750,000 common units representing limited partner interests in the Partnership, which represented 50.0% of the Partnership’s outstanding equity. The Company retained a 50.0% limited partner interest in the Partnership, consisting of 3,623 common units and 28,753,623 subordinated units. In connection with the RMP IPO, the Company contributed to the Partnership 100% of Rice Poseidon Midstream, LLC (“Rice Poseidon”). A wholly-owned subsidiary of the Company serves as the general partner of the Partnership. The Company continues to consolidate the results of the Partnership and records an income tax provision only as to its ownership percentage. The Company records the noncontrolling interest of the public limited partners in its consolidated financial statements.
The Partnership received cash proceeds, net of issuance costs, of approximately $441.7 million upon the closing of the RMP IPO, which increased the noncontrolling interest component of total equity. Approximately $414.4 million of the proceeds were distributed to the Company, $25.0 million was retained by the Partnership to fund certain expansion capital expenditures, approximately $2.0 million was used to pay expenses from the RMP IPO and $2.7 million was used by the Partnership to pay credit facility origination fees associated with the RMP Revolving Credit Facility.
On January 30, 2015, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders for the fourth quarter of 2014 of $0.0204 per common and subordinated unit. The cash distribution was paid on February 20, 2015 to unitholders of record at the close of business on February 11, 2015. Net income attributable to noncontrolling interests was $0.6 million for the year ended December 31, 2014. The Partnership made no distributions to limited partners during the year ended December 31, 2014.
7.    Acquisitions
Marcellus JV Buy-In
Prior to the completion of the Marcellus JV Buy-In, the Company accounted for its 50% equity interest in the Marcellus joint venture under the equity method of accounting. Immediately prior to the completion of the Marcellus JV Buy-In, the fair value of the existing equity in the Marcellus joint venture was approximately $250.6 million. The acquisition date fair value of the existing equity investment was based on an income approach. The income approach, considered to be a Level 3 fair value method, calculated the present value of the future cash flows related to the natural gas properties as of the date of the transaction, utilizing a discount rate based upon market participant assumptions, natural gas strip prices as of the date of the transaction, and a decline curve consistent with our geographic peers. As a result of the Marcellus JV Buy-In, the Company was required to remeasure its equity investment at fair value, which resulted in a non-recurring gain of approximately $203.6 million during the year ended December 31, 2014. Based on valuations performed as of the acquisition date, the natural gas properties had a fair value of approximately $343.0 million. The acquisition consolidated the resources of the Company and the Marcellus joint venture, which enabled management to optimize and prioritize the development of their combined natural gas properties. The management team of the Company historically served as the management team of the Marcellus joint venture, providing it with familiarity with its assets and operations. As a result of these factors, the excess purchase price over net assets and liabilities assumed of $334.0 million was allocated to goodwill.

The purchase price allocation and resulting impact on the corresponding consolidated balance sheet relating to the Marcellus JV Buy-In is as follows:

(in thousands)
Financial assets	$34,242
Proved natural gas properties, net	288,000
Unproved natural gas properties	55,000
Goodwill	334,050
Financial liabilities	(49,313)
Long-term debt	(75,400)
Deferred tax liability	(13,947)
Total identifiable net assets	$572,632

Cash paid for acquisitions	$100,000
Fair value of equity issued	222,000
Fair value of pre-existing equity investment	250,632
Total consideration	$572,632
Subsequent to the completion of the Marcellus JV Buy-In and excluding the related gain of $203.6 million recorded at January 29, 2014, the 100%-owned Marcellus joint venture contributed the following to the Company’s consolidated operating results for the year ended December 31, 2014:

(in thousands)	Year Ended December 31, 2014
Revenue	$141,007
Net income	$68,058
Pro Forma Information (Unaudited)
The following unaudited pro forma combined financial information presents the Company’s results as though the Marcellus JV Buy-In had been completed at January 1, 2014 and January 1, 2013, respectively.

	Year Ended December 31,
(in thousands, except per share data)	2014	2013
Pro forma net revenues	$402,878	$179,281
Pro forma net income (loss) attributable to Rice Energy	$19,986	$(16,462)
Pro forma earnings (loss) per share (basic)	$0.16	$(0.14)
Pro forma earnings (loss) per share (diluted)	$0.16	$(0.14)
Momentum Acquisition
On February 12, 2014, the Company, through its then indirect wholly-owned subsidiary Rice Poseidon entered into a purchase and sale agreement with M3 Appalachia Gathering LLC, a Delaware limited liability company (“M3”), to acquire certain gas gathering assets in eastern Washington and Greene Counties, Pennsylvania. On April 17, 2014, the Company completed the Momentum Acquisition for aggregate consideration of approximately $111.4 million (the “Purchase Price”). The Company funded the Purchase Price with cash on hand. The Purchase Price was allocated to intangible assets related to customer contracts of $48.9 million and the remaining balance was recorded to proved and unproved natural gas properties.
The properties acquired in the Momentum Acquisition consist of a 28-mile, 6-16 inch gathering system in eastern Washington County, Pennsylvania, and permits and rights of way in Washington and Greene Counties, Pennsylvania, necessary to construct an 18-mile, 30 inch gathering system connecting the northern system to the Texas Eastern pipeline, which we placed into service in November 2014. The northern system is supported by long-term contracts with acreage dedications covering approximately 21,000 acres from third parties. Once fully constructed, the acquired systems are expected to have an aggregate capacity of over 1 billion cubic feet of natural gas per day.
Greene County Acquisition
On July 7, 2014, the Company entered into a definitive purchase and sale agreement to acquire approximately 22,000 net acres and 12 developed Marcellus wells in southwestern Greene County, Pennsylvania from Chesapeake Appalachia, L.L.C. and its partners for approximately $329.5 million (the “Greene County Acquisition”). The purchase price was allocated to proved and unproved natural gas properties in the amounts of $151.3 million and $178.2 million, respectively. The transaction closed on August 1, 2014, with an effective date of February 1, 2014. The Company funded the Greene County Acquisition with cash on hand. The purchase price allocation for this acquisition is preliminary as of December 31, 2014 and subject to remaining purchase price revisions.

8.	Financial Information by Business Segment

Management has evaluated how the Company is organized and has identified the exploration and production segment and the midstream segment as separate reportable segments. Operating segments are evaluated on their contribution to the Company’s consolidated results based on operating income. Other income and expenses, interest and income taxes are managed on a consolidated basis. The segment accounting policies are the same as those described in Note 1 of these consolidated financial statements. The operating results and assets of the Company’s reportable segments were as follows as of and for the year ended December 31, 2014:

(in thousands)	Expoloration and Production	Midstream	Elimination of Intersegment Transactions	Consolidated Total
Operating revenues:
Natural gas, oil and NGL sales	$359,201	$—	$—	$359,201
Firm transportation sales, net	26,237	—	—	26,237
Other revenue	—	7,300	(1,796)	5,504
Total operating revenues	$385,438	$7,300	$(1,796)	$390,942

Operating expenses:
Depreciation, depletion and amortization	$151,900	$4,370	$—	$156,270
Exploration	4,018	207	—	4,225
Lease operating	24,971	—	—	24,971
Gathering, compression and transportation	37,414	4,607	(1,796)	40,225
Production taxes and fees	4,647	—	—	4,647
Incentive unit expense	86,020	19,941	—	105,961
Stock compensation expense	4,532	1,021	—	5,553
Acquisition costs	820	1,519	—	2,339
Amortization of intangible assets	—	1,156	—	1,156
General and administrative expenses	41,697	14,320	—	56,017
Total operating expenses	$356,019	$47,141	$(1,796)	$401,364

Operating income (loss)	$29,419	$(39,841)	$—	$(10,422)

Segment assets	$2,935,814	$592,135	$—	$3,527,949
Goodwill	$294,908	$39,142	$—	$334,050
Capital expenditures for segment assets	$765,491	$367,950	$—	$1,133,441

The operating results and assets of the Company’s reportable segments were as follows as of and for the year ended December 31, 2013:

(in thousands)	Expoloration and Production	Midstream	Consolidated Total
Operating revenues:
Natural gas, oil and NGL sales	$87,847	$—	$87,847
Other revenue	259	581	840
Total operating revenues	$88,106	$581	$88,687

Operating expenses:
Depreciation, depletion and amortization	$31,467	$1,348	$32,815
Exploration	9,951	—	9,951
Lease operating	8,309	—	8,309
Gathering, compression and transportation	8,362	1,412	9,774
Production taxes and fees	1,629	—	1,629
Restricted unit expense	32,906	—	32,906
Loss from sale of interest in gas properties	4,230	—	4,230
General and administrative expenses	13,778	3,175	16,953
Total operating expenses	$110,632	$5,935	$116,567

Operating loss	$(22,526)	$(5,354)	$(27,880)

Segment assets	$804,992	$74,818	$879,810
Capital expenditures for segment assets	$442,654	$45,980	$488,634

The operating results and assets of the Company’s reportable segments were as follows as of and for the year ended December 31, 2012:

(in thousands)	Expoloration and Production	Midstream	Consolidated Total
Operating revenues:
Natural gas, oil and NGL sales	$26,743	$—	$26,743
Other revenue	457	—	457
Total operating revenues	$27,200	$—	$27,200

Operating expenses:
Depreciation, depletion and amortization	$13,365	$784	$14,149
Exploration	3,275	—	3,275
Lease operating	3,688	—	3,688
Gathering, compression and transportation	2,536	1,218	3,754
Production taxes and fees	1,382	—	1,382
Write down of abandoned leases	2,253	—	2,253
General and administrative expenses	6,821	778	7,599
Total operating expenses	$33,320	$2,780	$36,100

Operating loss	$(6,120)	$(2,780)	$(8,900)

Segment assets	$314,687	$30,283	$344,970
Capital expenditures for segment assets	$118,986	$15,558	$134,544

9.	Commitments and Contingencies
On October 14, 2013, the Company entered into a Development Agreement and Area of Mutual Interest (“AMI”) Agreement with Gulfport Energy Corporation (“Gulfport”) covering approximately 50,000 aggregate net acres in the Utica Shale in Belmont County, Ohio. The Company refers to these agreements as “Utica Development Agreements.” Pursuant to the Utica Development Agreements, the Company had approximately 68.7% participating interest in acreage currently owned or to be acquired by the Company or Gulfport located within Goshen and Smith Townships (the “Northern Contract Area”) and an approximately 48.2% participating interest in acreage currently owned or to be acquired by the Company or Gulfport located within Wayne and Washington Townships (the “Southern Contract Area”), each within Belmont County, Ohio. The remaining participating interests are held by Gulfport. The participating interests of the Company and Gulfport in each of the Northern and Southern Contract Areas approximated the Company’s then-current relative acreage positions in each area.
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
The Company has commitments for gathering and firm transportation under existing contracts with third parties. Future payments under these contracts as of December 31, 2014 totaled $4,891.9 million (2015 - $94.3 million, 2016 - $117.2 million, 2017 - $136.8 million, 2018 - $197.7 million, 2019 - $222.6 million and thereafter - $4,123.3 million).
As of December 31, 2014, the Company had seven drilling rigs (four horizontal and three tophole) under contract, of which five expire in 2015 and two expire in 2017. Future payments under these contracts as of December 31, 2014 totaled $77.6 million (2015 - $49.5 million, 2016 - $21.2 million and 2017 - $6.9 million). Any other rig performing work for us is performed on a well-by-well basis and therefore can be released without penalty at the conclusion of drilling on the current well. These types of drilling obligations have not been included in the amounts above. The values above represent the gross amounts that we are committed to pay without regard to our proportionate share based on our working interest.

The Company is involved in various litigation matters arising in the normal course of business. Management is not aware of any actions that are expected to have a material adverse effect on its financial position or results of operations.

10.	Lease Obligations
The Company leases drilling rights under agreements which expire at various times. The following represents the future minimum lease payments under the agreements as of December 31, 2014:

(in thousands)
2015	$30,702
2016	3,769
2017	482
2018	28
2019 and thereafter	—
Total future minimum lease payments	$34,981
These lease payments are included as leasehold payable in the accompanying consolidated balance sheets.
Additionally, the Company has leased drilling rights under agreements which specify additional payments due in the event that the Company does not meet predetermined criteria within a specified period of time. The Company could be required to pay up to approximately $0.9 million, of which, $0.8 million would be due in 2015 under these agreements.

11.	Asset Retirement Obligations
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
A reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for the years ended December 31, 2014 and 2013 is as follows:

(in thousands)
Balance at December 31, 2012	$1,380
Liabilities incurred	583
Accretion expense	151
Balance at December 31, 2013	$2,114
Liabilities incurred	7,171
Liabilities settled	(256)
Accretion expense	513
Balance at December 31, 2014	$9,542

12.	Stockholders’ Equity
On January 29, 2014, pursuant to the Master Reorganization Agreement (the “Master Reorganization Agreement”) among the Company, Rice Drilling B, Rice Appalachia, Rice Holdings, Rice Partners, NGP Holdings, NGP RE Holdings, L.L.C., (“NGP RE Holdings”) NGP RE Holdings II, L.L.C. (“NGP RE II” and, together with NGP RE Holdings, “Natural Gas Partners”), Mr. Daniel J. Rice III, Rice Merger LLC (“Merger Sub”) and each of the persons holding incentive units representing interests in Rice Appalachia (collectively, the “Incentive Unitholders”) dated as of January 23, 2014, (i) (a) Rice Partners contributed a portion of its interests in Rice Appalachia to Rice Holdings, (b) Natural Gas Partners contributed its interests in Rice Appalachia to NGP Holdings and (c) the Incentive Unitholders contributed a portion of their incentive units to Rice Holdings and NGP Holdings, in each case in return for substantially similar incentive units in such entities; (ii) NGP Holdings, Rice Holdings and Mr. Daniel J. Rice III contributed their respective interests in Rice Appalachia to the Company in exchange for 43,452,550, 20,300,923 and 2,356,844 shares of common stock, respectively; (iii) Rice Partners contributed its remaining interest in Rice Appalachia to the Company in exchange for 20,000,000 shares of common stock; (iv) the Incentive Unitholders contributed their remaining interests in Rice Appalachia to the Company in exchange for 160,831 shares of common stock, each of which were issued by the Company in connection with the closing of our IPO. In connection with our IPO, in the first quarter of 2014, we recognized non-cash compensation expense of $3.4 million for these 160,831 shares.
In addition, on January 29, 2014, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Rice Drilling B and Merger Sub dated as of January 23, 2014, the Company issued 1,728,852 shares of common stock to the members of Rice Drilling B (other than Rice Appalachia) in exchange for their units in Rice Drilling B.
In August 2014, the Company completed an offering of 13,729,650 shares of common stock at $27.30 per share (the “August 2014 Equity Offering”), which included 7,500,000 shares sold by the Company and 6,229,650 shares sold by affiliates of NGP Holdings and Alpha Holdings (the “Selling Stockholders”). After deducting underwriting discounts and commissions of $7.7 million and transaction costs, the Company received net proceeds of $196.3 million. The Company received no proceeds from the sale of shares by the Selling Stockholders. The net proceeds from this offering were used to fund a portion of the Company’s 2014 capital budget.
On December 22, 2014, the Partnership, a subsidiary of the Company, completed the RMP IPO of 28,750,000 common units representing limited partner interests in the Partnership, which represented 50.0% of the Partnership's outstanding equity. The Company retained a 50.0% equity interest in the Partnership, including 3,623 common units and 28,753,623 subordinated units. See Note 6 for further discussion of the RMP IPO.
The Company’s Board of Directors did not declare or pay a dividend to holders of Rice Energy common stock for the year ended December 31, 2014 or 2013.

13.	Incentive Units
In connection with our IPO and the related corporate reorganization, the Rice Appalachia incentive unit holders contributed their Rice Appalachia incentive units to Rice Holdings and NGP Holdings in return for substantially similar incentive units in such entities (except for those incentive units related to the incentive burden attributable to Mr. Daniel J. Rice III, which we acquired from the holders of such incentive units in exchange for the issuance of 160,831 shares of our common stock). In the first quarter of 2014, certain incentive units granted by NGP Holdings to certain employees triggered the pre-determined payout criteria, resulting in a cash payment by NGP Holdings of $4.4 million. No payments were made in respect of incentive units prior to the completion of our IPO. These two transactions resulted in non-cash compensation expense of $7.8 million being recorded in the first quarter of 2014 by the Company. As a result of our IPO, the payment likelihood related to the incentive units was deemed probable, requiring the Company to recognize expense.
For the year ended December 31, 2014, we recognized approximately $106.0 million of compensation expense, relative to these interests, of which $19.8 million has been paid by Mr. Daniel J. Rice III and NGP Holdings for the year ended December 31, 2014. We expect to recognize approximately $72.8 million of additional compensation expense over the remaining expected service periods related to the Rice Holdings interests. The NGP Holdings interests are considered a liability-based award and will be adjusted to fair market value on a quarterly basis until all payments have been made. As of December 31, 2014, the unrecognized compensation expense related to the NGP Holdings units is approximately $52.0 million. The compensation expense related to these interests is treated as additional paid in capital from Rice Holdings and NGP Holdings in our financial statements and is not deductible for federal or state income tax purposes. The compensation expense recognized is a non-cash charge, with the settlement obligation resting on NGP Holdings and Rice Holdings, and as such are not dilutive to Rice Energy Inc.
In August 2014, the triggering event for the Rice Holdings incentive units was achieved.  As a result, in August of 2015, 2016 and 2017, Rice Holdings will distribute one third, one half and all, respectively, of its then-remaining assets (consisting solely of shares of our common stock) to its members pursuant to the terms of its limited liability company agreement.  As a result, over time, the shares of our common stock held by Rice Holdings will be transferred in their entirety to Rice Energy Irrevocable Trust and the incentive unitholders.
As a result of the August 2014 Equity Offering, NGP Holdings paid approximately $12.0 million in the aggregate to holders of certain NGP Holdings incentive units.

Three tranches of the incentive units have a time vesting feature. A rollforward of those units from our IPO to December 31, 2014 is included below.

Vested Units Balance, January 29, 2014	133,333
Vested During Period	1,667,578
Forfeited During Period	(37,140)
Granted During Period	37,140
Cancelled During Period	—
Vested Units Balance, December 31, 2014	1,800,911
Four tranches of the incentive units do not have a time vesting feature, and their payouts are triggered upon a future payment condition. As such, none of these awards have legally vested as of December 31, 2014. The fair value of the incentive units was estimated using a Monte Carlo simulation valuation model with the following assumptions:

Rice Holdings
Valuation Date	1/29/2014
Dividend Yield	0.00%
Expected Volatility	47.00%
Risk-Free Rate	1.11%
Expected Life (Years)	4.0

Rice Holdings
Valuation Date	4/14/2014
Dividend Yield	0.00%
Expected Volatility	45.19%
Risk-Free Rate	1.13%
Expected Life (Years)	3.8

Rice Holdings
Valuation Date	4/16/2014
Dividend Yield	0.00%
Expected Volatility	44.32%
Risk-Free Rate	1.18%
Expected Life (Years)	3.8

NGP Holdings
Valuation Date	12/31/2014
Dividend Yield	0.00%
Expected Volatility	63.75%
Risk-Free Rate	0.56%
Expected Life (Years)	1.75

14.	Stock-Based Compensation
During the year ended December 31, 2014, the Company granted stock-based compensation awards to certain non-employee directors and employees under our long-term incentive plan (the “LTIP”). Pursuant to the LTIP, the Company expects the aggregate maximum number of shares of our common stock issued under the LTIP will not exceed 17,500,000. The awards consisted of restricted stock units, which vest upon the passage of time, and performance units, which vest based upon attainment of specified company performance criteria.
Restricted Stock Unit Awards
Restricted stock awards are valued based upon the price of the Company’s common stock on the grant date and vest over periods from one to three years, with compensation expense being recognized on a straight-line basis over the requisite service period. Compensation expense related to the restricted stock unit awards was $2.6 million for the year ended December 31, 2014. The following table summarizes the restricted stock unit award activity during the year ended December 31, 2014.

	Number of units	Weighted average grant date fair value
Total unvested, January 1, 2014	—	$—
Granted	329,008	28.79
Vested	(1,647)	30.33
Forfeited	(3,538)	32.59
Total unvested - December 31, 2014	323,823	$28.74
The following table details the scheduled vesting of the outstanding unvested restricted stock unit awards at December 31, 2014.

Vesting Date	Number of units
2015	138,929
2016	92,447
2017	92,447
323,823
No shares were exercised in the year ended December 31, 2014. Total unrecognized compensation expense expected to be recognized in the future related to the restricted stock unit awards as of December 31, 2014 is $6.8 million.
Performance Stock Unit Awards
We use a Monte Carlo simulation valuation model to determine the fair value of the performance stock unit awards on the grant date. The compensation expense related to these awards is being recognized on a straight-line basis and the awards will cliff vest over the requisite service period of approximately three years. Compensation expense related to the performance unit stock awards was $2.8 million for the year ended December 31, 2014. The following table presents information regarding the assumptions used in determining the fair value of the performance stock unit awards at December 31, 2014.

Dividend Yield	0.00%
Expected Volatility	43.73%
Risk-Free Rate	0.70%
Expected Life (Years)	2.65
Weighted average fair value of performance stock unit awards	$38.77
Total unrecognized compensation expense expected to be recognized in the future related to the performance stock unit awards as of December 31, 2014 is $8.7 million.
RMP Phantom Unit Awards
In connection with the closing of the RMP IPO, the Partnership’s general partner granted phantom unit awards under the Rice Midstream Partners LP 2014 Long Term Incentive Plan (the “RMP LTIP”) to certain non-employee directors of the

Partnership and executive officers and employees of Rice Energy. Pursuant to the RMP LTIP, the maximum aggregate number of common units that may be issued pursuant to any and all awards under the RMP LTIP shall not exceed 5,000,000 common units subject to adjustment due to recapitalization or reorganization, or related to forfeitures or the expiration of Awards, as provided under the RMP LTIP. In connection with the RMP IPO, 9,333 common units were granted that are accounted for as liability-based awards, expected to be settled in cash, and 435,549 common units were granted that are accounted for as equity-based awards expected to be settled in common units. The liability-based awards will be adjusted to fair market value on a quarterly basis and will cliff vest at the end of the requisite service period of one and a half years. The equity-based awards are valued based upon the price of the Partnership's common units on the grant date and will cliff vest over the requisite service period from one and a half to two years. The Partnership recorded $0.1 million of stock compensation expense related to these awards in the year ended December 31, 2014. Total unrecognized compensation expense expected to be recognized over the remaining vesting period as of December 31, 2014 is $6.9 million for these awards.
The following table summarizes the activity for the equity-based awards during the year ended December 31, 2014.

	Number of units	Weighted average grant date fair value
Total unvested, January 1, 2014	—	$—
Granted	435,549	16.50
Vested	—
Forfeited	—
Total unvested - December 31, 2014	435,549	$16.50
The following table details the scheduled vesting of the unvested equity-based awards at December 31, 2014.

Vesting Date	Number of shares
2015	—
2016	435,549
435,549

15.	Earnings Per Share
Basic EPS is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share takes into account the dilutive effect of potential common stock that could be issued by the Company in conjunction with stock awards that have been granted to directors and employees as well as outstanding warrants issued to certain broker-dealers involved with the placement of our former convertible debentures. The following is a calculation of the basic and diluted weighted-average number of shares of common stock outstanding and EPS for the years ended December 31, 2014, 2013 and 2012. As indicated in Note 1, our corporate reorganization was considered a transaction amongst entities under common control. Therefore, the weighted average shares used in our EPS calculation assume that the Rice Energy Inc. corporate structure was in place for all periods presented.

	Year Ended December 31,
	2014	2013	2012
Income (loss) (numerator):
Net income (loss) attributable to Rice Energy (in thousands)	$218,454	$(35,776)	$(19,344)

Weighted-average shares (denominator):
Weighted-average number of shares of common stock - basic	128,151,171	80,441,905	58,231,763
Weighted-average number of shares of common stock - diluted	128,225,155	80,441,905	58,231,763

Earnings (loss) per share:
Basic	$1.70	$(0.44)	$(0.33)
Diluted	$1.70	$(0.44)	$(0.33)

Due to the net loss for the periods presented herein, loss per share excludes dilution for 1,671,800 shares for the years ended December 31, 2013 and 2012, respectively.
The impact of the Partnership's dilutive units did not have a material impact on the Company's earnings per share calculation at December 31, 2014.

16.	Income Taxes
We are a corporation under the Internal Revenue Code subject to federal income tax at a statutory rate of 35% of pretax earnings. We did not report any income tax benefit or expense for periods prior to the consummation of our IPO in January 2014 because Rice Drilling B, our accounting predecessor, is a limited liability company that was not subject to federal income tax. The reorganization of our business in connection with the closing of our IPO, such that it is now held by a corporation subject to federal income tax, required the recognition of a deferred tax asset or liability for the initial temporary differences at the time of our IPO. The resulting deferred tax liability of approximately $162.3 million was recorded in equity at the date of the completion of our IPO as it represents a transaction among shareholders. Additionally, the pro forma EPS for the year ended December 31, 2014 disclosed in the accompanying consolidated statements of operations assumes a statutory tax rate. The components of the income tax provision are as follows:

(in thousands)	Year Ended December 31, 2014
Current tax expense:
Federal	$3,961
State	—
Total	3,961
Deferred tax expense:
Federal	68,846
State	18,793
Total	87,639
Total income tax expense	$91,600
The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense.  The effective tax rate for the year ended December 31, 2014 differs from the statutory rate due principally to non-deductible incentive unit expense and, for the year ended December 31, 2014, pre-tax income prior to our IPO.
Income tax expense differs from amounts computed at the federal statutory rate of 35% on pre-tax income as follows:

(in thousands)	Year Ended December 31, 2014
Tax at statutory rate	$108,722
Permanent tax differences	18
State income taxes	12,216
Partnership earnings (1/1/14 - 1/28/14)	(66,239)
Noncontrolling partners' share of RMP earnings	(203)
Incentive unit expense	37,086
Income tax expense	$91,600
Effective tax rate	29.49%

The Company recognizes deferred tax liabilities for temporary differences between the financial statement and tax basis of assets and liabilities.  The deferred tax liabilities primarily relate to intangible drilling costs, depletion and depreciation.  The effect of changes in the tax laws or tax rates is recognized in income in the period such changes are enacted. The following table summarizes the source and tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 2014.

(in thousands)	Year Ended December 31, 2014
Deferred income taxes:
Total deferred tax assets	$—
Total deferred tax liabilities	(263,906)
Total net deferred tax liabilities	(263,906)

Principal components of deferred tax assets and liabilities:
Drilling and development costs expensed for tax	(189,475)
Tax depreciation in excess of book depreciation	(24,252)
Investment in partnerships	38,077
Incentive compensation	2,263
Hedging loss	(80,663)
AMT tax credit	3,961
Other	(13,817)
Total	$(263,906)
Based on management’s analysis, the Company did not have any uncertain tax positions as of December 31, 2014.

17.	Related Party Transactions
Prior to the completion of the Marcellus JV Buy-In, the Company was reimbursed for costs incurred on behalf of the Company’s Marcellus joint venture. General and administrative expenses incurred by the Company and reimbursed by the Company’s Marcellus joint venture were $0.3 million, $1.6 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Prior to our IPO, the Company reimbursed Rice Partners for expenses incurred on behalf of the Company. General and administrative expenses incurred by Rice Partners and reimbursed by the Company were $1.8 million, $9.3 million and $4.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2013 $6.1 million of general and administrative expenses was due to Rice Partners and is recorded as other accrued liabilities on the consolidated balance sheet. Prior to the closing of our IPO, the Company terminated its agreement to reimburse Rice Partners for expenses incurred on its behalf.
Payments totaling $3.4 million, $2.2 million and $0.8 million were made during the years ended December 31, 2014, 2013 and 2012 respectively to Geological Engineering Services, Inc. (“GES”) in respect of consultancy services. GES is a drilling and completion engineering consulting company specializing in unconventional reservoirs like the Marcellus Shale. John P. LaVelle, Rice Energy’s Vice President of Drilling, served as president of GES from February 1994 until February 2010. There were no amounts outstanding between the Company and GES as of any period presented.
Upon completion of the RMP IPO, the Company entered into a 15 year, fixed fee gas gathering and compression agreement (the “Gas Gathering and Compression Agreement”) with RMP, under which RMP will gather natural gas on RMP’s gathering systems located in Washington County and Greene County, Pennsylvania and provide compression services. Pursuant to the Gas Gathering and Compression Agreement, RMP will charge the Company a gathering fee of $0.30 per Dth and a compression fee of $0.07 per Dth per stage of compression, each subject to annual adjustment for inflation based on the Consumer Price Index. The Gas Gathering and Compression Agreement covers approximately 65,000 gross acres of the Company’s acreage position in the dry gas core of the Marcellus Shale in southwestern Pennsylvania as of December 31, 2014 and any future acreage it acquires within these counties, other than 22,000 gross acres subject to a pre-existing third-party dedication.  The revenues and related receivables RMP records pursuant to the Gas Gathering and Compression Agreement are eliminated in consolidation in the accompanying consolidated financial statements.

18.	New Accounting Pronouncements
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
In February 2015, the FASB issued ASU, 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for periods beginning after December 15, 2015 with early adoption permitted. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements.

19.	Subsequent Events
On February 6, 2015, the Company entered into a Limited Consent and Second Amendment (the “Second Amendment”)
to its Amended Credit Agreement. The Second Amendment, among other items, increased the borrowing sublimit for letters of credit from $100.0 million to $175.0 million and provided a limited consent by the lenders to certain hedging agreements entered into by the Company with respect to calendar months of 2015 exceeding maximum notional volume limitations contained in the Amended Credit Agreement.

20.	Guarantor Financial Information
On April 25, 2014, the Company issued $900.0 million in aggregate principal amount of the Notes. The obligations under the Notes are fully and unconditionally guaranteed by the Guarantors, subject to release provisions described in Note 3. The Company’s subsidiaries that constitute its midstream segment, including the Partnership, are unrestricted subsidiaries under the Indenture and consequently are not Guarantors. In accordance with positions established by the Securities and Exchange Commission, the following shows separate financial information with respect to the Company, the Guarantors and the non-guarantor subsidiaries. The principal elimination entries eliminate investment in subsidiaries and certain intercompany balances and transactions.

Balance Sheet as of December 31, 2014
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and restricted cash	$181,835	$41,934	$32,361	$—	$256,130
Accounts receivable	1,773	196,974	1,153	—	199,900
Receivable from affiliates	634	55	2,198	(2,799)	88
Derivative assets	47,291	85,743	—	—	133,034
Prepaid expenses and other assets	1,296	1,702	341	—	3,339
Total current assets	232,829	326,408	36,053	(2,799)	592,491

Investments in subsidiaries	2,177,895	86,148	—	(2,264,043)	—
Property, plant and equipment, net	10,348	1,986,856	464,127	—	2,461,331
Deferred financing costs, net	20,081	—	5,022	—	25,103
Goodwill	—	294,908	39,142	—	334,050
Intangible assets, net	—	—	47,791	—	47,791
Other non-current assets	8,290	58,893	—	—	67,183
Total assets	$2,449,443	$2,753,213	$592,135	$(2,266,842)	$3,527,949

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$680	$—	$—	$680
Accounts payable	19,231	101,132	31,966	—	152,329
Royalties payables	—	37,172	—	—	37,172
Leasehold payables	—	30,702	—	—	30,702
Deferred tax liabilities	54,688	39,197	—	(39,197)	54,688
Accrued capital expenditures	1,515	89,858	16,917	—	108,290
Other accrued liabilities	26,027	27,502	2,086	(2,801)	52,814
Total current liabilities	101,461	326,243	50,969	(41,998)	436,675

Long-term liabilities:
Long-term debt	900,000	—	—	—	900,000
Deferred tax liabilities	12,497	237,155	10,660	(51,094)	209,218
Leasehold payable	—	4,279	—	—	4,279
Other long-term liabilities	3,068	7,641	1,900	—	12,609
Total liabilities	1,017,026	575,318	63,529	(93,092)	1,562,781
Stockholders’ equity before noncontrolling interest	1,432,417	2,177,895	86,148	(2,173,750)	1,522,710
Noncontrolling interest	—	—	442,458	—	442,458
Total liabilities and stockholders’ equity	$2,449,443	$2,753,213	$592,135	$(2,266,842)	$3,527,949

Balance Sheet as of December 31, 2013
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$31,408	$204	$—	$31,612
Restricted cash	—	8,268	—	—	8,268
Accounts receivable	—	31,679	86	—	31,765
Receivable from affiliate	—	2,547	—	(303)	2,244
Prepaid expenses and other	—	863	—	—	863
Total current assets	—	74,765	290	(303)	74,752

Investments in joint ventures and subsidiaries	—	108,804	—	(58,990)	49,814
Gas collateral account	—	3,700	—	—	3,700
Property, plant and equipment, net	—	668,511	65,820	—	734,331
Deferred financing costs, net	—	12,292	—	—	12,292
Other non-current assets	—	4,921	—	—	4,921
Total assets	$—	$872,993	$66,110	$(59,293)	$879,810

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$20,120	$—	$—	$20,120
Accounts payable	—	46,096	5,123	—	51,219
Royalties payable	—	9,393	—	—	9,393
Leasehold payable	—	18,606	—	—	18,606
Accrued capital expenditures	—	15,263	1,490	—	16,753
Other accrued liabilities	—	16,643	507	(303)	16,847
Total current liabilities	—	126,121	7,120	(303)	132,938

Long-term liabilities:
Long-term debt	—	406,822	—	—	406,822
Leasehold payable	—	1,675	—	—	1,675
Restricted units	—	36,306	—	—	36,306
Other long-term liabilities	—	3,422	—	—	3,422
Total liabilities	—	574,346	7,120	(303)	581,163
Stockholders' equity	—	298,647	58,990	(58,990)	298,647
Total liabilities and stockholders’ equity	$—	$872,993	$66,110	$(59,293)	$879,810

Statement of Operations for the Year Ended December 31, 2014
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Natural gas, oil and natural gas liquids (NGL) sales	$—	$359,201	$—	$—	$359,201
Firm transportation sales, net	—	26,237	—	—	26,237
Other revenue	—	—	7,300	(1,796)	5,504
Total operating revenues	—	385,438	7,300	(1,796)	390,942

Operating expenses:
Lease operating	—	24,971	—	—	24,971
Gathering, compression and transportation	—	37,180	4,607	(1,562)	40,225
Production taxes and impact fees	—	4,647	—	—	4,647
Exploration	—	4,018	207	—	4,225
Incentive unit expense	—	86,020	19,941	—	105,961
Stock compensation expense	—	4,532	1,021	—	5,553
General and administrative	—	40,736	15,281	—	56,017
Depreciation, depletion and amortization	—	153,282	2,988	—	156,270
Acquisition expense	—	820	1,519	—	2,339
Amortization of intangible assets	—	—	1,156	—	1,156
Total operating expenses	—	356,206	46,720	(1,562)	401,364

Operating income (loss)	—	29,232	(39,420)	(234)	(10,422)
Interest expense	(27,177)	(10,130)	(12,884)	—	(50,191)
Gain on purchase of Marcellus joint venture	—	203,579	—	—	203,579
Other income (loss)	247	755	(109)	—	893
Gain on derivative instruments	55,580	130,897	—	—	186,477
Amortization of deferred financing costs	(2,006)	(489)	—	—	(2,495)
Loss on extinguishment of debt	—	(7,654)	—	—	(7,654)
Write-off of deferred financing costs	—	(6,896)	—	—	(6,896)
Equity in income (loss) of joint ventures and subsidiaries	193,119	(47,208)	—	(148,567)	(2,656)
Income (loss) before income taxes	219,763	292,086	(52,413)	(148,801)	310,635
Income tax expense	(91,600)	(98,731)	8,440	90,291	(91,600)

Net income (loss)	128,163	193,355	(43,973)	(58,510)	219,035
Less: net income attributable to noncontrolling interests	—	—	(581)	—	(581)
Net income (loss) attributable to Rice Energy	$128,163	$193,355	$(44,554)	$(58,510)	$218,454

Statement of Operations for the Year Ended December 31, 2013
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Natural gas sales	$—	$87,847	$—	$—	$87,847
Other revenue	—	763	77	—	840
Total operating revenues	—	88,610	77	—	88,687

Operating expenses:
Lease operating	—	8,309	—	—	8,309
Gathering, compression and transportation	—	8,919	855	—	9,774
Production taxes and impact fees	—	1,629	—	—	1,629
Exploration	—	9,951	—	—	9,951
Restricted unit expense	—	32,906	—	—	32,906
General and administrative	—	16,636	317	—	16,953
Depreciation, depletion and amortization	—	32,421	394	—	32,815
Loss from sale of interest in gas properties	—	4,230	—	—	4,230
Total operating expenses	—	115,001	1,566	—	116,567

Operating (loss)	—	(26,391)	(1,489)	—	(27,880)
Interest expense	—	(17,915)	—	—	(17,915)
Other (loss)	—	(357)	(83)	—	(440)
Gain on derivative instruments	—	6,891	—	—	6,891
Amortization of deferred financing costs	—	(5,230)	—	—	(5,230)
Loss on extinguishment of debt	—	(10,622)	—	—	(10,622)
Equity in income of joint ventures and subsidiaries	—	17,848	—	1,572	19,420
Net income (loss)	$—	$(35,776)	$(1,572)	$1,572	$(35,776)

Statement of Operations for the Year Ended December 31, 2012
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Natural gas sales	$—	$26,743	$—	$—	$26,743
Other revenue	—	457	—	—	457
Total operating revenues	—	27,200	—	—	27,200

Operating expenses:
Lease operating	—	3,688	—	—	3,688
Gathering, compression and transportation	—	3,754	—	—	3,754
Production taxes and impact fees	—	1,382	—	—	1,382
Exploration	—	3,275	—	—	3,275
General and administrative	—	7,604	(5)	—	7,599
Depreciation, depletion and amortization	—	14,149	—	—	14,149
Write-down of abandoned leases	—	2,253	—	—	2,253
Total operating expenses	—	36,105	(5)	—	36,100

Operating loss	—	(8,905)	5	—	(8,900)
Interest expense	—	(3,487)	—	—	(3,487)
Other income (loss)	—	112	—	—	112
Gain (loss) on derivative instruments	—	(1,381)	—	—	(1,381)
Amortization of deferred financing costs	—	(7,220)	—	—	(7,220)
Equity in income (loss) of joint ventures	—	1,537	—	(5)	1,532
Net income (loss)	$—	$(19,344)	$5	$(5)	$(19,344)

Condensed Statement of Cash Flows for the Year Ended December 31, 2014
(in thousands)	Parent		Guarantors		Non-Guarantors		Eliminations	Consolidated
Net cash provided by (used in) operating activities	$16,139		$96,147		$(27,211)		$—	$85,075
Capital expenditures for natural gas properties	—		(682,344)		(276,936)		—	(959,280)
Acquisition of Marcellus joint venture, net of cash acquired	—		(27,766)		(55,000)		—	(82,766)
Acquisition of Momentum assets	—		(400)		(111,447)		—	(111,847)
Acquisition of Greene County assets	—		(329,469)		—		—	(329,469)
Capital expenditures for property and equipment	(8,588)		(2,197)		(209)		—	(10,994)
Proceeds from sale of interest in gas properties	—		12,891		—		—	12,891
Net cash used in investing activities	(8,588)		(1,029,285)		(443,592)		—	(1,481,465)
Proceeds from borrowings	900,000		190,000		—		—	1,090,000
Repayments of debt obligations	—		(689,873)		—		—	(689,873)
Restricted cash for convertible debt	—		8,268		—		—	8,268
Debt issuance costs	(19,522)		—		(5,021)		—	(24,543)
Proceeds from conversion of warrants	1,975		—		—		—	1,975
Proceeds from issuance of common stock sold in our IPO, net of offering costs	597,088		—		—		—	597,088
Proceeds from issuance of common stock sold in August 2014 Equity Offering, net of offering costs	196,254		—		—		—	196,254
Proceeds from issuance of common units sold in RMP IPO, net of offering costs	—		—		441,739		—	441,739
Contributions from parent, net	(1,501,511)	—	1,435,269	—	66,242	—	—	—
Net cash provided by financing activities	174,284		943,664		502,960		—	1,620,908
Increase (decrease) in cash	181,835		10,526		32,157		—	224,518
Cash, beginning of year	—		31,408		204		—	31,612
Cash, end of year	$181,835		$41,934		$32,361		$—	$256,130

Condensed Statement of Cash Flows for the Year Ended December 31, 2013
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$34,428	$(756)	$—	$33,672
Capital expenditures for natural gas properties	—	(403,920)	(59,208)	—	(463,128)
Capital expenditures for property and equipment	—	(2,259)	—	—	(2,259)
Proceeds from sale of interest in gas properties	—	6,792	—	—	6,792
Net cash used in investing activities	—	(399,387)	(59,208)	—	(458,595)
Proceeds from borrowings	—	435,500	—	—	435,500
Repayments of debt obligations	—	(160,760)	—	—	(160,760)
Restricted cash for convertible debt	—	(8,268)	—	—	(8,268)
Debt issuance costs	—	(12,194)	—	—	(12,194)
Common stock issuance	—	135,815	60,162	—	195,977
Repurchase of common stock	—	(2,267)	—	—	(2,267)
Net cash provided by financing activities	—	387,826	60,162	—	447,988
Increase (decrease) in cash	—	22,867	198	—	23,065
Cash, beginning of year	—	8,541	6	—	8,547
Cash, end of year	$—	$31,408	$204	$—	$31,612

Condensed Statement of Cash Flows for the Year Ended December 31, 2012
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash used in operating activities	$—	$(3,014)	$—	$—	$(3,014)
Capital expenditures for natural gas properties	—	(109,149)	—	—	(109,149)
Investment in subsidiaries	—	(9,957)	—	—	(9,957)
Capital expenditures for property and equipment	—	(867)	—	—	(867)
Net cash used in investing activities	—	(119,973)	—	—	(119,973)
Proceeds from borrowings	—	44,361	—	—	44,361
Repayments of debt obligations	—	(10,152)	—	—	(10,152)
Debt issuance costs	—	(1,913)	—	—	(1,913)
Common stock issuance	—	96,782	—	—	96,782
Repurchase of common stock	—	(1,133)	—	—	(1,133)
Return of capital	—	(800)	—	—	(800)
Net cash provided by financing activities	—	127,145	—	—	127,145
Increase (decrease) in cash	—	4,158	—	—	4,158
Cash, beginning of year	—	4,383	6	—	4,389
Cash, end of year	$—	$8,541	$6	$—	$8,547

21.	Quarterly Financial Information (Unaudited)
The Company’s quarterly financial information for the years ended December 31, 2014 and 2013 is as follows (in thousands):

Year ended December 31, 2014: (1)	First (2) quarter	Second quarter	Third quarter	Fourth (3) quarter
Total operating revenues	$90,477	$91,940	$79,128	$129,398
Total operating expenses	124,272	67,522	91,453	118,118
Operating income (loss)	(33,795)	24,418	(12,325)	11,280
Net income (loss)	$129,454	$(7,917)	$(6,861)	$104,360
Net income (loss) attributable to Rice Energy	$129,454	$(7,917)	$(6,861)	$103,779
Earnings (loss) per share attributable to Rice Energy - basic	$1.04	$(0.06)	$(0.05)	$0.76
Earnings (loss) per share attributable to Rice Energy - diluted	$1.03	$(0.06)	$(0.05)	$0.76

Year ended December 31, 2013: (1)	First quarter	Second quarter	Third quarter	Fourth quarter
Total operating revenues	$13,233	$23,840	$23,665	$27,950
Total operating expenses	10,705	25,833	52,274	27,755
Operating income (loss)	2,528	(1,993)	(28,609)	195
Net income (loss)	$(6,775)	$19,586	$(33,652)	$(14,935)
Earnings (loss) per share attributable to Rice Energy - basic	$(0.05)	$0.24	$(0.38)	$(0.25)
Earnings (loss) per share attributable to Rice Energy - diluted	$(0.05)	$0.23	$(0.38)	$(0.25)

(1)	The sum of quarterly data in some cases may not equal the yearly total due to rounding.

(2)
Net income attributable to Rice Energy for the three months ended March 31, 2014 included a fair value gain associated with the acquisition of the remaining 50% investment in the Marcellus Joint Venture of $203.6 million, offset partially by the addition of incentive unit expense of $69.5 million.

(3)	Net income attributable to Rice Energy for the three months ended December 31, 2014 included an unrealized gain on derivative instruments of $179.1 million.

22.	Supplemental Information on Gas-Producing Activities (Unaudited)
Costs incurred for property acquisitions, exploration and development are as follows:

	For the Years Ended December 31,
(in thousands)	2014	2013	2012
Acquisitions:
Proved leaseholds	$439,284	$—	$—
Unproved leaseholds	233,185	305,000	47,396
Development costs	734,106	184,217	89,307
Exploration costs:
Geological and geophysical	4,018	9,951	3,275
Total costs incurred	$1,410,593	$499,168	$139,978

The following table presents the results of operations related to natural gas and oil production:

	For the Years Ended December 31,
(in thousands)	2014	2013	2012
Revenues	$359,201	$87,847	$26,743
Production costs	67,032	19,712	8,824
Exploration costs	4,018	9,951	3,275
Depreciation, depletion and amortization	151,900	29,808	13,329
Write-down of abandoned leases	—	—	2,253
General and administrative expenses	41,697	5,108	3,050
Income tax expense	38,871	—	—
Results of operations from producing activities	$55,683	$23,268	$(3,988)
Reserve quantity information is as follows:

	For the Years Ended December 31,
(in MMcfe)	2014	2013 (1)	2012 (1)
Proved developed and undeveloped reserves:
Beginning of year	382,660	304,272	232,996
Acquisitions	282,391	—	—
Extensions and discoveries	692,239	100,626	176,956
Revision of previous estimates	47,018	757	(96,911)
Production	(97,737)	(22,995)	(8,769)
End of year	1,306,571	382,660	304,272

Proved developed reserves:
End of year	644,149	144,309	61,225
Proved undeveloped reserves:
End of year	662,422	238,351	243,047

(1)	Reflects the balances for Rice Drilling B. Amounts presented in the table exclude amounts attributable to our Marcellus joint venture for periods prior to the completion of our IPO in January 2014.
Acquisitions
For the year ended December 31, 2014, the Company added 282,391 MMcfe through its purchase of the remaining 50% interest in the Marcellus joint venture in January 2014 and the Greene County Acquisition in August 2014. Amounts presented for the years ended December 31, 2013 and 2012 exclude amounts attributable to our Marcellus joint venture.
Extensions, Discoveries and Other Additions
The Company added 692,239 MMcfe, 100,626 MMcfe and 176,956 MMcfe through its drilling program in the Marcellus Shale and Utica Shale in 2014 and in the Marcellus Shale in 2013 and 2012, respectively.

Revision of Previous Estimates
In 2012, the Company had net negative revisions of 96,991 MMcf, as 32 proved undeveloped locations were removed from its estimate of reserves at December 31, 2011 due primarily to declines in natural gas pricing and changes to the Company’s drilling plans with regards to horizontal drilling.
The reserve quantity information is limited to reserves which had been evaluated as of December 31, 2014. Proved developed reserves represent only those reserves expected to be recovered from existing wells and support equipment. Proved undeveloped reserves are expected to be recovered from new wells after substantial development costs are incurred. Netherland, Sewell and Associates, Inc. reviewed 100% of the total net gas proved reserves attributable to the Company’s interests and the Company’s Marcellus joint venture as of December 31, 2014, 2013 and 2012.

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
Certain information concerning the assumptions used in computing the standardized measure of proved reserves and their inherent limitations are discussed below. The Company believes such information is essential for a proper understanding and assessment of the data presented. Future cash inflows are computed by applying the 12-month unweighted arithmetic average of the first-day-of-the-month price for each month in the period January through, respectively, to the period-end quantities of those reserves. Natural gas prices are held constant throughout the lives of the properties.
The assumptions used to compute estimated future net revenues do not necessarily reflect the Company’s expectations of actual revenues or costs, or their present worth. In addition, variations from the expected production rates also could result directly or indirectly from factors outside of the Company’s control, such as unintentional delays in development, changes in prices or regulatory controls. The standardized measure calculation further assumes that all reserves will be disposed of by production. However, if reserves are sold in place, this could affect the amount of cash eventually realized.
Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing the proved natural gas reserves at the end of the year, based on period-end costs and assuming continuation of existing economic conditions.
An annual discount rate of 10% was used to reflect the timing of the future net cash flows relating to proved natural gas reserves.

Information with respect to the Company’s estimated discounted future net cash flows related to its proved natural gas and oil reserves is as follows:

	As of December 31,
(in thousands)	2014	2013 (1)	2012 (1)
Future cash inflows	$5,904,380	$1,496,294	$869,882
Future production costs	(2,161,926)	(517,101)	(323,855)
Future development costs	(610,179)	(219,879)	(262,084)
Future income tax expense	(745,022)	—	—
Future net cash flows	2,387,253	759,314	283,943
10% annual discount for estimated timing of cash flows	(1,079,499)	(342,150)	(181,725)
Standardized measure of discounted future net cash flows (2)	$1,307,754	$417,164	$102,218

(1)	Reflects the balances for Rice Drilling B. Amounts presented in the table exclude amounts attributable to our Marcellus joint venture for periods prior to the completion of our IPO in January 2014.

(2)
Does not include the effects of income taxes on future revenues at December 31, 2013 and 2012 because those periods reflect the result of Rice Drilling B, our accounting predecessor, which was and currently is a limited liability company not subject to entity-level taxation. Accordingly, no provision for federal or state corporate income taxes has been provided because taxable income was passed through to Rice Drilling B’s equity holders. However, in connection with the closing of our IPO, as a result of the corporate reorganization, the Company became the sole member of Rice Drilling B. The Company is a corporation subject to federal income tax and, as such, its future income taxes will be dependent upon its future taxable income. Therefore, the cumulative effect of future income tax expense for the periods presented was included at December 31, 2014.

For 2014, the reserves for the Company were computed using unweighted arithmetic averages of the closing prices on the first day of each month during 2014, adjusted for energy content and a regional price differential. For 2014, this adjusted natural gas price was $4.52 and the adjusted oil price was $85.70.
For 2013, the reserves for the Company were computed using unweighted arithmetic averages of the closing prices on the first day of each month during 2013, adjusted for energy content and a regional price differential. For 2013, this adjusted natural gas price was $3.91 per Mcf. We did not have proved reserves for oil in 2013.

For 2012, the reserves for the Company were computed using unweighted arithmetic averages of the closing prices on the first day of each month during 2012, adjusted for energy content and a regional price differential. For 2012, this adjusted natural gas price was $2.86 per Mcf. We did not record reserves for oil in 2012.
The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

	For the Years Ended December 31,
(in thousands)	2014	2013 (1)	2012 (1)
Balance at beginning of period	$417,164	$102,218	$269,320
Net change in prices and production costs	81,558	101,345	(83,873)
Net change in future development costs	(181,813)	29,336	(31,811)
Natural gas and oil net revenues	(291,023)	(68,135)	(18,376)
Extensions	930,534	114,489	38,937
Acquisitions (2)	375,865	—	—
Revisions of previous quantity estimates	37,435	1,133	(108,209)
Previously estimated development costs incurred	62,653	66,894	17,036
Net change in taxes	(436,319)	—	—
Accretion of discount	70,937	10,230	26,932
Changes in timing and other	240,763	59,654	(7,738)
Balance at end of period	$1,307,754	$417,164	$102,218

(1)	Reflects the balances for Rice Drilling B. Amounts presented in the table exclude amounts attributable to our Marcellus joint venture for periods prior to the completion of our IPO in January 2014.

(2)	Reflects the purchase of the remaining 50% interest in the Marcellus joint venture in January 2014 and the Greene County Acquisition in August 2014.

(3)
Does not include the effects of income taxes on future revenues at December 31, 2013 and 2012 because those periods reflect the result of Rice Drilling B, our accounting predecessor, which was and currently is a limited liability company not subject to entity-level taxation. Accordingly, no provision for federal or state corporate income taxes has been provided because taxable income was passed through to Rice Drilling B’s equity holders. However, in connection with the closing of our IPO, as a result of the corporate reorganization, the Company became the sole member of Rice Drilling B. The Company is a corporation subject to federal income tax and, as such, its future income taxes will be dependent upon its future taxable income. Therefore, the cumulative effect of future income tax expense for the periods presented was included at December 31, 2014.

The information below presents the supplemental information on gas-producing activities for our 50% investment in our Marcellus joint venture for the years ended December 31, 2013 and 2012.
Costs incurred for property acquisitions, exploration and development related to the Company’s Marcellus joint venture are as follows (represents Rice Drilling B’s proportionate share):

	For the Years Ended December 31,
(in thousands)	2013	2012
Acquisitions:
Unproved leaseholds	$—	$—
Development costs	46,571	46,725
Exploration costs:
Geological and geophysical	—	—
Total costs incurred	$46,571	$46,725
The following table presents the Company’s share of the results of operations related to natural gas production of the Marcellus joint venture (represents Rice Drilling B’s proportionate share):

	For the Years Ended December 31,
(in thousands)	2013	2012
Revenues	$45,339	$13,142
Production costs	12,557	5,435
Impairment of oil and gas properties	—	—
Depreciation, depletion and accretion	12,500	4,702
General and administrative expenses	1,557	986
Results of operations from producing activities	$18,725	$2,019
Reserve quantity information is as follows for the Marcellus joint venture (represents Rice Drilling B’s proportionate share):

	Natural Gas (MMcf)
	For the Years Ended December 31,
(in thousands)	2013	2012
Proved developed and undeveloped reserves:
Beginning of year	128,118	58,103
Extensions and discoveries	19,812	98,119
Revision of previous estimates	(26,803)	(23,808)
Production	(11,443)	(4,296)
End of year	109,684	128,118
Proved developed reserves:
End of year	52,370	35,013
Proved undeveloped reserves:
End of year	57,314	93,105
Rice Drilling B’s 50% equity interest in the Marcellus joint venture added 19,812 MMcf and 98,119 MMcf through its drilling program in the Marcellus Shale in 2013 and 2012, respectively. In 2013, Rice Drilling B’s 50% equity interest in the Marcellus joint venture had net negative revisions of 26,803 MMcf due primarily to performance revisions. In 2012, Rice Drilling B’s 50% equity interest in the Marcellus joint venture had net negative revisions of 23,808 MMcf due primarily to declines in natural gas pricing.

Information with respect to the Company’s share of the Marcellus joint venture’s estimated discounted future net cash flows related to its proved natural gas reserves is as follows:

	As of December 31,
(in thousands)	2013	2012
Future cash inflows	$427,167	$364,157
Future production costs	(132,427)	(127,086)
Future development costs	(46,344)	(86,213)
Future net cash flows	248,396	150,858
10% annual discount for estimated timing of cash flows	(102,293)	(79,781)
Standardized measure of discounted future net cash flows (1)	$146,103	$71,077

(1)
Does not include the effects of income taxes on future revenues at December 31, 2013 and 2012 because those periods reflect the result of Rice Drilling B, our accounting predecessor, which was and currently is a limited liability company not subject to entity-level taxation. Accordingly, no provision for federal or state corporate income taxes has been provided because taxable income was passed through to Rice Drilling B’s equity holders. However, in connection with the closing of our IPO, as a result of the corporate reorganization, the Company became the sole member of Rice Drilling B. The Company is a corporation subject to federal income tax and, as such, its future income taxes will be dependent upon its future taxable income.

For 2013, the reserves for the Marcellus joint venture were computed using unweighted arithmetic averages of the closing prices on the first day of each month during 2013, adjusted for energy content and a regional price differential. For 2013, this adjusted gas price was $3.90 per Mcf.

For 2012, the reserves for the Marcellus joint venture were computed using unweighted arithmetic averages of the closing prices on the first day of each month during 2012, adjusted for energy content and a regional price differential. For 2012, this adjusted natural gas price was $2.84 per Mcf.
The following is for the Marcellus joint venture (represents Rice Drilling B’s proportionate share), the principal sources of changes in the standardized measure of discounted future net cash flows:

	For the Years Ended December 31,
(in thousands)	2013	2012
Balance at beginning of period	$71,077	$70,587
Net change in prices and production costs	81,974	(26,855)
Net change in future development costs	2,781	(262)
Natural gas net revenues	(32,782)	(7,707)
Extensions	18,950	38,131
Revisions of previous quantity estimates	(14,752)	(28,923)
Previously estimated development costs incurred	31,253	12,862
Accretion of discount	7,111	7,059
Changes in timing and other	(19,509)	6,185
Balance at end of period	$146,103	$71,077

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
See accompanying Notes to Financial Statements.

ALPHA SHALE RESOURCES, LP
STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in thousands)	2013	2012
Revenue:
Natural gas sales	$90,677	$26,284

Operating expenses:
Depreciation, depletion and amortization	25,008	9,411
Gathering, compression and transportation	15,663	6,671
Lease operating	8,193	3,331
Production taxes and impact fees	1,258	869
Loss on impairment of natural gas properties	146	—
General and administrative expenses	3,256	2,058
Total operating expenses	53,524	22,340
Operating income (loss)	37,153	3,944

Other income (expense):
Other expense	(796)	—
Gain (loss) on derivative instruments	3,347	(74)
Amortization of deferred financing costs	(164)	(15)
Interest expense	(880)	(372)
Total other income (expenses)	1,507	(461)
Net income (loss)	$38,660	$3,483
See accompanying Notes to Financial Statements.

ALPHA SHALE RESOURCES, LP
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income (loss)	$38,660	$3,483
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	25,008	9,411
Amortization of deferred financing costs	164	15
Loss on impairment of natural gas properties	146	—
Derivative instruments fair value (gain) loss	(3,347)	74
(Increase) decrease in:
Accounts receivable	(9,126)	(5,067)
Receivable from affiliate	—	25
Gas collateral account	—	(295)
Prepaid expenses and other	15	55
Cash receipts for settled derivatives	4,627	64
Increase (decrease) in:
Accounts payable	69	347
Royalties payable	4,749	1,734
Other accrued expenses	928	1,050
Payable to affiliate	(6,512)	2,499
Net cash provided by operating activities	55,381	13,395

Cash flows from investing activities:
Capital expenditures for natural gas properties	(94,099)	(63,847)
Capital expenditures for property and other equipment	—	(12)
Net cash used in investing activities	(94,099)	(63,859)

Cash flows from financing activities:
Proceeds from borrowings	46,200	29,200
Debt issuance costs	(628)	(402)
Capital contributions	—	20,000
Net cash provided by financing activities	45,572	48,798

Net increase (decrease) in cash	6,854	(1,666)
Cash at the beginning of the year	4,445	6,111
Cash at the end of the year	$11,299	$4,445

Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures for natural gas properties financed by accounts payable	$19,599	$18,597
Capital expenditures for natural gas properties financed by other accrued liabilities	1,775	3,489
Capital expenditures for natural gas properties financed by affiliate payable	—	6,038
Natural gas properties financed through deferred payment obligations	138	331
See accompanying Notes to Financial Statements.

ALPHA SHALE RESOURCES, LP
STATEMENTS OF PARTNERS’ CAPITAL
YEARS ENDED DECEMBER 31, 2013 AND 2012

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
Property and Other Equipment
Property and other equipment is recorded at cost and is being depreciated over estimated useful lives of five to fifteen years on a straight-line basis. Accumulated depreciation was $18 thousand and $9 thousand at December 31, 2013 and 2012, respectively. Depreciation expense was $9 thousand and $8 thousand for the years ended December 31, 2013 and 2012, respectively, and is included in depreciation, depletion and amortization expense in the accompanying statements of operations.

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
Deferred Financing Costs
Deferred financing costs are amortized on a straight-line basis over the term of the related agreement. Accumulated amortization was $0.2 million and $15 thousand at December 31, 2013 and 2012, respectively. Amortization expense was $0.2 million and $15 thousand for the years ended December 31, 2013 and 2012, respectively. The annual amortization of deferred financing costs for years subsequent to December 31, 2013 is expected to be $0.3 million in each of the years through 2016 and $0.2 million in 2017.
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
The Partnership consists of three partners: Holdings, which is the managing general partner, and PA Coal and Rice C, the limited partners. The Partnership authorized and issued 10,000 units during 2010. In February 2010, Holdings contributed $6 thousand for 10 units, or a 0.10% ownership, and PA Coal and Rice each contributed $3.0 million for 4,995 shares, or 49.95% ownership each. In 2012 and 2013 the managing partner contributed an additional $20 thousand and $39 thousand, respectively, and the limited partners contributed an additional $20.0 million and $38.6 million, respectively.
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
Payments totaling $1.2 million $0.5 million were made during the years ended December 31, 2013 and 2012, respectively, to Geological Engineering Services, Inc. (“GES”) in respect of consultancy services. GES is a drilling and completion engineering consulting company specializing in unconventional reservoirs like the Marcellus Shale. John P.

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

11.	Supplemental Information on Gas-Producing Activities (Unaudited)
Costs incurred for property acquisitions, exploration and development for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	For the Years Ended December 31,
	2013	2012
Acquisitions:
Unproved leaseholds	$—	$—
Development costs	93,142	93,450
Exploration costs:
Geological and geophysical	—	—
Total costs incurred	$93,142	$93,450

The following table presents the results of operations related to natural gas production (in thousands):

	For the Years Ended December 31,
	2013	2012
Revenues	$90,677	$26,284
Production costs	25,114	10,872
Impairment of gas properties	—	—
Depreciation, depletion and amortization	25,000	9,404
General and administrative expenses	3,114	1,972
Results of operations from producing activities	$37,449	$4,036

Reserve quantity information for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Proved developed and undeveloped reserves:
Beginning of year	256,236	116,206
Extensions and discoveries	39,623	196,238
Revision of previous estimates	(53,605)	(47,616)
Production	(22,886)	(8,592)
End of year	219,368	256,236
Proved developed reserves:
End of year	104,741	70,026
Proved developed reserves:
End of year	114,627	186,210
The Partnership added 39,623 MMcf and 196,238 MMcf through its drilling program in the Marcellus Shale in 2013 and 2012, respectively. In 2013, the Partnership had net negative revisions of 53,605 MMcf due primarily to performance revisions. In 2012, the Partnership had net negative revisions of 47,616 MMcf due primarily to declines in natural gas pricing.
Information with respect to estimated discounted future net cash flows related to its proved natural gas reserves as of December 31, is as follows (in thousands):

	2013	2012
Future cash inflows	$854,334	$728,314
Future production costs	(264,853)	(254,172)
Future development costs	(92,689)	(172,426)
Future net cash flows	496,792	301,716
10% annual discount for estimated timing of cash flows	(204,586)	(159,562)
Standardized measure of discounted future net cash flows	$292,206	$142,154
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

The following is the principal sources of changes in the standardized measure of discounted future net cash flows (in thousands):

	2013	2012
Balance at beginning of period	$142,154	$141,174
Net change in prices and production costs	163,948	(53,710)
Net change in future development costs	5,563	(524)
Natural gas net revenues	(65,563)	(15,414)
Extensions	37,901	76,262
Revisions of previous quantity estimates	(29,504)	(57,846)
Previously estimated development costs incurred	62,507	25,724
Accretion of discount	14,222	14,118
Changes in timing and other	(39,022)	12,370
Balance at end of period	$292,206	$142,154

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that their disclosure controls and procedures were effective as of December 31, 2014.
Changes in Internal Control over Financial Reporting
        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than continued implementation and refinement of the controls necessary to remediate the previous year’s material weakness.
Management’s Annual Report on Internal Control Over Financial Reporting
        The management of Rice Energy is responsible for establishing and maintaining adequate internal control over financial reporting for us as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
        Our internal control over financial reporting includes those policies and procedures that:
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of the assets;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
        Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.
        Under the supervision of, and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework in 1992, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of Rice Energy concluded that their internal control over financial reporting was effective as of December 31, 2014.
        Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K. Therefore, this Annual Report on Form 10-K does not include such an attestation.
Remediation of Prior Year Material Weakness
Prior to the completion of our IPO, we were a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. In addition, our Marcellus joint venture historically relied on our accounting personnel for its accounting processes. We and our Marcellus joint venture had not maintained effective control environments in that the design and execution of our controls had not consistently resulted in effective review and supervision by individuals with financial reporting oversight roles. The lack of adequate staffing levels resulted in insufficient time spent on review and approval of certain information used to prepare the financial statements of us and our Marcellus joint venture. We concluded that these control deficiencies constituted a material weakness in our control environment and in the control environment of our Marcellus joint venture as of December 31, 2012 and December 31, 2013. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
To address these control deficiencies, we implemented additional analysis and reconciliation procedures and increased the levels of review and approval. In addition, we hired additional accounting and financial reporting staff. These hires were made to allow for additional preparation and review time during our monthly accounting close process. Additionally, we comprehensively documented and analyzed our system of internal control over financial reporting in preparation for our first management report on internal control over financial reporting required in connection with this Annual Report. Management performed testing to validate the operating effectiveness of these controls. In reviewing the results from this testing, management concluded that the above referenced material weakness in internal control over financial reporting has been remediated as of December 31, 2014.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Item 10 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2014.

Item 11. Executive Compensation

Item 11 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2014.
Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 13 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2014.

Item 14. Principal Accountant Fees and Services

Item 14 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2014.

PART IV

Item 15. Exhibits and Financial Statement Schedules
a. The following documents are filed as a part of this Annual Report on Form 10-K or incorporated herein by reference:
(1) Financial Statements:
See Item 8. Financial Statements and Supplementary Data.
(2) Financial Statement Schedules:
None.
(3) Exhibits:
The exhibits listed on the accompanying index to exhibits (pages 156 through 160) are filed as part of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICE ENERGY INC.

By:	/s/ Daniel J. Rice IV
Daniel J. Rice IV
Director, Chief Executive Officer
March 13, 2015
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Daniel J. Rice IV	Director, Chief Executive Officer	March 13, 2015
Daniel J. Rice IV	(Principal Executive Officer)

/s/ Toby Z. Rice	Director, President and Chief Operating Officer	March 13, 2015
Toby Z. Rice

/s/ Grayson T. Lisenby	Senior Vice President and Chief Financial Officer	March 13, 2015
Grayson T. Lisenby	(Principal Financial Officer)

/s/ James W. Rogers	Senior Vice President, Chief Accounting &	March 13, 2015
James W. Rogers	Administrative Officer, Treasurer
(Principal Accounting Officer)

/s/ Robert F. Vagt	Director	March 13, 2015
Robert F. Vagt

/s/ Daniel J. Rice III	Director	March 13, 2015
Daniel J. Rice III

/s/ Scott A. Gieselman	Director	March 13, 2015
Scott A. Gieselman

/s/ James W. Christmas	Director	March 13, 2015
James W. Christmas

/s/ Steven C. Dixon	Director	March 13, 2015
Steven C. Dixon

Index to Exhibits
Exhibits are incorporated by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1***
Purchase and Sale Agreement, among M3 Appalachia Gathering, LLC, as seller, Rice Poseidon Midstream LLC, as Buyer, dated as of February 12, 2014 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 14, 2014).

2.2
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

4.4
First Amendment to Stockholders’ Agreement, dated as of January 29, 2014, by and among Rice Energy, Inc., Rice Energy Holdings, LLC, NGP Rice Holdings, LLC and Alpha Natural Resources, Inc. (incorporated by reference as Exhibit 4.5 of the Company’s Quarterly Report on Form 10-Q (File No. 001-36273) filed with the Commission on August 11, 2014).

4.5
Indenture, dated as of April 25, 2014, by and among Rice Energy Inc., the several guarantors named therein and Wells Fargo Bank, National Association, as trustee. (incorporated by reference as Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on April 29, 2014).

4.6
Supplemental Indenture, dated as of November 10, 2014, by and among Rice Energy Inc., the several guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-4 (File No. 333-200693) filed with the Commission on December 3, 2014).

4.7	Form of 6.250% Senior Note due 2022 (included as Exhibit A to Exhibit 4.5).
4.8
Registration Rights Agreement, dated as of April 25, 2014, by and among Rice Energy Inc., the several guarantors named therein and Barclays Capital Inc. as representative of the initial purchasers named therein (incorporated by reference as Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on April 29, 2014).

4.9
Agreement of Assignment and Assumption, dated as of November 17, 2014, by and between Rice Energy Family Holdings, LP and Rice Energy Irrevocable Trust (incorporated by reference to Exhibit 4 of the Company’s Schedule 13D/A (CUSIP No. 762760106) filed with the Commission on November 26, 2014).

10.1
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

10.3
First Amendment to Third Amended and Restated Credit Agreement, dated as of October 20, 2014, among Rice Energy Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent and the lenders and other parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on October 22, 2014).

10.4
Limited Consent and Second Amendment to Third Amended and Restated Credit Agreement, dated as of February 6, 2015, among Rice Energy Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, and the lenders and other parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 12, 2015).

10.5
Credit Agreement, dated as of December 22, 2014, among Rice Midstream Partners LP, as Parent Guarantor, Rice Midstream OpCo LLC, as Borrower, Wells Fargo Bank, National Association, as administrative agent, certain lenders party thereto and the other parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on December 23, 2014).

10.6
Credit Agreement, dated as of December 22, 2014 among Rice Midstream Holdings LLC, as Borrower, Wells Fargo Bank, National Association, as administrative agent, certain lenders party thereto and the other parties thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on December 23, 2014).

10.7
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

10.8
Agreement and Plan of Merger of Rice Merger LLC with and into Rice Drilling B LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on January 29, 2014).

10.9
Transaction Agreement by and among Rice Energy Inc., Rice Drilling C LLC and Foundation PA Coal Company, LLC, dated as of December 6, 2013 (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-192894) filed with the Commission on December 16, 2013).

10.10†
Amended and Restated Liability Company Agreement of Rice Energy Appalachia, LLC (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-192894) filed with the Commission on January 8, 2014).

10.11†
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

10.13†	Employment Agreement (Daniel J. Rice IV) (incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
10.14†	Employment Agreement (Toby Z. Rice) (incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
10.15†	Employment Agreement (Derek A. Rice) (incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
10.16†	Employment Agreement (Grayson T. Lisenby) (incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
10.17†	Employment Agreement (James W. Rogers) (incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).

10.18†	Employment Agreement (William E. Jordan) (incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
10.19*†	Employment Agreement (Robert R. Wingo).
10.20†
Indemnification Agreement (Daniel J. Rice IV) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).

10.21†	Indemnification Agreement (Toby Z. Rice) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
10.22†	Indemnification Agreement (Derek A. Rice) (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
10.23†
Indemnification Agreement (Grayson T. Lisenby) (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).

10.24†	Indemnification Agreement (James W. Rogers) (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
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

10.30†	Indemnification Agreement (Chris G. Carter) (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
10.31†	Indemnification Agreement (Robert F. Vagt) (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
10.32†
Indemnification Agreement, dated as of August 8, 2014, by and among the Company, Alpha Natural Resources, Inc. and Kevin S. Crutchfield (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q (File No. 001-36273) filed with the Commission on August 11, 2014).

10.33†	Indemnification Agreement (Steven C. Dixon) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on December 9, 2014).
10.34*†	Indemnification Agreement (Robert R. Wingo).
10.35†	Rice Energy Management Bonus Plan (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (File No. 333-192894) filed with the Commission on November 12, 2013).
10.36†
Form of Restricted Stock Unit Agreement (Employees) (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (File No. 333-192894) filed with the Commission on December 16, 2013).

10.37†
Form of Restricted Stock Unit Agreement (Directors) (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No. 333-192894) filed with the Commission on January 8, 2014).

10.38†
Amended and Restated Rice Energy Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-36273) filed with the Commission on August 11, 2014).

10.39†
Form of Performance Stock Unit (PSU) Agreement (incorporated by reference to Exhibit 10.44 of the Company’s Registration Statement on Form S-1 (File No. 333-197266) filed with the Commission on July 7, 2014).

10.40
Form of Senior Subordinated Convertible Debentures due 2014 (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (File No. 333-192894) filed with the Commission on December 16, 2013).

10.41
Amendment, Consent and Parent Guaranty to Senior Subordinated Convertible Debentures due 2014 (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No. 333-192894) filed with the Commission on January 8, 2014).

10.42	Form of Warrant Agreement (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (File No. 333-192894) filed with the Commission on December 16, 2013).
10.43	Form of Bonus Warrant Agreement (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No. 333-192894) filed with the Commission on December 16, 2013).
10.44
Form of Amended and Restated Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K (File No. 001-36273) filed with the Commission on March 21, 2014).

10.45
Form of Amended and Restated Bonus Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K (File No. 001-36273) filed with the Commission on March 21, 2014).

10.46
Purchase Agreement dated as of April 16, 2014 among the Company, the Guarantors and Barclays Capital Inc., as representative of the several initial purchasers (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on April 21, 2014).

10.47
Contribution Agreement, dated as of December 22, 2014, by and among Rice Midstream Partners LP, Rice Midstream Management LLC, Rice Poseidon Midstream LLC, Rice Midstream Holdings LLC and Rice Energy Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on December 23, 2014).

10.48
Omnibus Agreement, dated as of December 22, 2014, by and between Rice Midstream Partners LP, Rice Midstream Management LLC, Rice Midstream Holdings LLC and Rice Energy Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on December 23, 2014).

10.49
Gas Gathering and Compression Agreement, dated as of December 22, 2014, by and between Rice Drilling B LLC, Rice Midstream Partners LP and Alpha Shale Resources, LP (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on December 23, 2014).

21.1*	List of Subsidiaries of Rice Energy Inc.
23.1*	Consent of Ernst & Young LLP (Rice Energy Inc.).
23.2*	Consent of Ernst & Young LLP (Alpha Shale Resources, LP).
23.3*	Consent of Netherland, Sewell and Associates, Inc.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.
99.1*	Netherland, Sewell and Associates, Inc., Summary of Reserves at December 31, 2014.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.

*	Filed herewith.
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

†	Management contract or compensatory plan or agreement.

GLOSSARY OF OIL AND NATURAL GAS TERMS
The following are abbreviations and definitions of certain terms used in this document, which are commonly used in the oil and natural gas industry:
“Bcf.” One billion cubic feet of natural gas.
“Bcfe.” One billion cubic feet of natural gas equivalent, determined by using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate of natural gas liquids.
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
“Drilling locations.” Total net resource play locations that we may be able to drill on our existing acreage. Actual drilling activities may change depending on the availability of capital, regulatory approvals, seasonal restrictions, natural gas and oil prices, costs, drilling results and other factors.
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
“Net drilling locations.” Net drilling locations are those drilling locations identified by management based on the following criteria:

•
Undeveloped Net Marcellus Locations – We assume these locations have 7,000 foot laterals and 750 foot spacing between wells which yields approximately 121 acre spacing. In the Marcellus, we apply a 20% risking factor to our net acreage to account for inefficient unitization and the risk associated with our inability to force pool in Pennsylvania. As of December 31, 2014, we had 64,000 net acres in the Marcellus which results in 356 undeveloped net locations.

•
Undeveloped Net Greene County Locations – We assume these locations have 7,000 foot laterals and 750 foot spacing between wells which yields approximately 121 acre spacing. In Greene County, we apply a 20% risking factor to our net acreage to account for inefficient unitization and the risk associated with our inability to force pool in Pennsylvania. As of December 31, 2014, we had 22,000 net acres in Greene County which results in 139 undeveloped net locations.

•
Undeveloped Net Upper Devonian Locations - We assume these locations have 7,000 foot laterals and 1,000 foot spacing between wells which yields approximately 161 acre spacing. In the Upper Devonian, we apply a 20% risking factor to our net acreage to account for inefficient unitization and the risk associated with our inability to force pool in Pennsylvania. As of December 31, 2014, we had 77,000 net acres prospective for the Upper Devonian which results in 382 undeveloped net locations.

•
Undeveloped Net Utica Locations - We assume these locations have 8,000 foot laterals and 750 foot spacing between wells which yields approximately 138 acre spacing. In the Utica, we apply a 10% risking factor to our net acreage to account for inefficient unitization. As of December 31, 2014, we had 55,000 net acres prospective for the Utica in Ohio which results in 356 undeveloped net locations.

“Horizontal drilling.” A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle within a specified interval.
“Mcf.” One thousand cubic feet of natural gas.
“Mcfe.” One thousand cubic feet of natural gas equivalent, determined by using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate of natural gas liquids.
“MMcf.” One million cubic feet of natural gas.
“MMcfe.” One million cubic feet of natural gas equivalent, determined by using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate of natural gas liquids.
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