Form 10-Q
period 2015-03-31
Rice Energy Inc.
filed 2015-05-08
CIK 1588238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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

Number of shares of the registrant’s common stock outstanding at May 5, 2015: 136,304,292 shares

RICE ENERGY INC.
QUARTERLY REPORT ON FORM 10-Q

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and income/losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”) on file with the Securities and Exchange Commission (the “SEC”).
Forward-looking statements may include statements about our:

•	business strategy;

•	reserves;

•	financial strategy, liquidity and capital required for our development program;

•	realized natural gas, NGLs and oil prices;

•	timing and amount of future production of natural gas, NGLs and oil;

•	hedging strategy and results;

•	future drilling plans;

•	competition and government regulations;

•	pending legal or environmental matters;

•	marketing of natural gas, NGLs and oil;

•	leasehold or business acquisitions;

•	costs of developing our properties and conducting our gathering and other midstream operations;

•	general economic conditions;

•	credit and capital markets;

•	uncertainty regarding our future operating results; and

•	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.
We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, gathering and sale of natural gas, NGLs and oil. These risks include, but are not limited to: commodity price volatility; inflation; lack of availability of drilling and production equipment and services; environmental risks; drilling and other operating risks; regulatory changes; the uncertainty inherent in estimating natural gas reserves and in projecting future rates of production, cash flow and access to capital; the timing of development expenditures; and the other risks described under the heading “Item 1A. Risk Factors” in our 2014 Annual Report.
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

Commonly Used Defined Terms
As used in the Quarterly Report, unless the context indicates or otherwise requires, the following terms have the following meanings:

•	“Rice Energy,” the “Company,” “we,” “our,” “us” or like terms refer collectively to Rice Energy Inc. and its consolidated subsidiaries, including Rice Drilling B;

•	“Rice Drilling B” refers to Rice Drilling B LLC, a wholly-owned subsidiary of Rice Energy;

•	“RMP” or the “Partnership” refer to Rice Midstream Partners LP (NYSE: RMP);

•	“Rice Midstream OpCo” refers to Rice Midstream OpCo LLC, a wholly-owned subsidiary of RMP;

•	“Midstream Holdings” refers to Rice Midstream Holdings LLC, a wholly-owned subsidiary of Rice Energy;

•	“Alpha Holdings” refers to Foundation PA Coal Company, LLC, a wholly-owned indirect subsidiary of Alpha Natural Resources, Inc.;

•	“Marcellus joint venture” refers collectively to Alpha Shale Resources, LP and its general partner, Alpha Shale Holdings, LLC;

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Rice Energy Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands)	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash	$349,071	$256,130
Accounts receivable	254,391	199,900
Prepaid expenses and other	5,700	3,427
Derivative assets	145,964	133,034
Total current assets	755,126	592,491

Gas collateral account	3,995	3,995
Property, plant and equipment, net	2,701,140	2,461,331
Deferred financing costs, net	31,663	25,103
Goodwill	334,050	334,050
Intangible assets, net	47,384	47,791
Derivative assets	84,229	63,188
Total assets	$3,957,587	$3,527,949

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$344	$680
Accounts payable	141,060	152,329
Royalties payable	28,841	37,172
Accrued capital expenditures	114,235	108,290
Accrued interest	23,935	9,375
Leasehold payable	18,010	30,702
Deferred tax liabilities	58,874	54,688
Other accrued liabilities	30,008	43,439
Total current liabilities	415,307	436,675

Long-term liabilities:
Long-term debt	1,313,938	900,000
Leasehold payable	4,605	4,279
Deferred tax liabilities	213,562	209,218
Other long-term liabilities	14,367	12,609
Total liabilities	1,961,779	1,562,781

Stockholders’ equity:
Common stock, $0.01 par value; authorized - 650,000,000 shares; issued and outstanding - 136,297,909 shares and 136,280,766 shares, respectively	1,363	1,363
Preferred stock, $0.01 par value; authorized - 50,000,000 shares; none issued	—	—
Additional paid in capital	1,393,718	1,368,001
Accumulated earnings	153,498	153,346
Stockholders’ equity before noncontrolling interest	1,548,579	1,522,710
Noncontrolling interests in consolidated subsidiaries	447,229	442,458
Total liabilities and stockholders’ equity	$3,957,587	$3,527,949
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2015	2014
Operating revenues:
Natural gas, oil and natural gas liquids (“NGL”) sales	$96,912	$90,466
Firm transportation sales, net	2,826	—
Gathering, compression and water distribution	9,801	11
Total operating revenues	109,539	90,477

Operating expenses:
Lease operating	11,591	5,187
Gathering, compression and transportation	14,420	6,456
Production taxes and impact fees	1,454	639
Exploration	739	486
Midstream operation and maintenance	3,331	674
Incentive unit expense	23,458	73,802
Stock compensation expense	3,255	91
General and administrative	17,490	11,430
Depreciation, depletion and amortization	62,581	25,507
Amortization of intangible assets	408	—
Contract termination fees	1,892	—
Total operating expenses	140,619	124,272

Operating loss	(31,080)	(33,795)
Interest expense	(16,129)	(7,042)
Gain on purchase of Marcellus joint venture	—	203,579
Other income	162	591
Realized gain (loss) on derivative instruments	27,396	(11,158)
Unrealized gain (loss) on derivative instruments	33,971	(9,222)
Amortization of deferred financing costs	(1,103)	(489)
Loss on extinguishment of debt	—	(143)
Write-off of deferred financing costs	—	(836)
Equity loss of joint ventures	—	(2,656)
Income before income taxes	13,217	138,829
Income tax expense	(8,530)	(9,375)
Net income	4,687	129,454
Less: Net loss attributable to noncontrolling interests	(4,535)	—
Net income attributable to Rice Energy Inc.	$152	$129,454

Weighted average number of shares of common stock—basic	136,291,814	124,646,324
Weighted average number of shares of common stock—diluted	136,347,810	125,192,398
Earnings per share—basic	$—	$1.04
Earnings per share—diluted	$—	$1.03

Pro forma income tax benefit		$5,560
Pro forma net income		$135,014
Pro forma earnings per share—basic		$1.08
Pro forma earnings per share—diluted		$1.08
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$4,687	$129,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	62,581	25,507
Amortization of deferred financing costs	1,103	489
Amortization of intangibles	408	—
Exploratory well costs	739	—
Incentive unit expense	23,458	73,802
Write-off of deferred financing costs	—	836
Loss on extinguishment of debt	—	143
Stock compensation expense	3,255	91
Derivative instruments fair value (gain) loss	(61,367)	20,380
Cash receipts (payments) for settled derivatives	27,396	(11,158)
Deferred income tax expense	8,530	9,375
Fair value gain on purchase of Marcellus joint venture	—	(203,579)
Equity loss of joint ventures	—	2,656
Changes in operating assets and liabilities:
(Increase) in accounts receivable and receivable from affiliate	(53,707)	(18,963)
(Increase) in prepaid expenses and other assets	(2,273)	(4,963)
Increase (decrease) in accounts payable	2,470	(10,503)
Increase in accrued liabilities and other	4,130	5,780
(Decrease) increase in royalties payable	(8,332)	16,197
Net cash provided by operating activities	13,078	35,544

Cash flows from investing activities:
Capital expenditures for property and equipment	(324,939)	(179,787)
Acquisition of Marcellus joint venture, net of cash acquired	—	(82,766)
Proceeds from sale of interest in gas properties	—	11,263
Net cash used in investing activities	(324,939)	(251,290)

Cash flows from financing activities:
Proceeds from borrowings	428,932	—
Repayments of debt obligations	(15,535)	(192,114)
Restricted cash for convertible debt	—	8,268
Debt issuance costs	(7,862)	(446)
Offering costs related to the Partnership’s IPO	(146)	—
Distributions to the Partnership’s public unitholders	(587)	—
Costs relating to IPO	—	(1,405)
Proceeds from issuance of common stock sold in IPO, net of underwriting fees	—	598,500
Net cash provided by financing activities	404,802	412,803

Net increase in cash	92,941	197,057
Cash at the beginning of the year	256,130	31,612
Cash at the end of the period	$349,071	$228,669
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Statements of Condensed Consolidated Equity
(Unaudited)

(in thousands)	Preferred Units	Warrants	Common Stock ($0.01 par)	Additional Paid-In Capital	Accumulated (Deficit) Earnings	Total
Balance, January 1, 2014	$360,461	$3,294	$—	$—	$(65,108)	$298,647
Shares of common stock issued in corporate reorganization	(360,461)	(3,294)	878	362,877	—	—
Shares of common stock issued in IPO, net of offering costs	—	—	300	593,120	—	593,420
Shares of common stock issued in purchase of Marcellus joint venture	—	—	95	221,905	—	222,000
Conversion of restricted units into shares of common stock at IPO	—	—	2	36,304	—	36,306
Conversion of convertible debentures into shares of common stock after IPO	—	—	6	6,599	—	6,605
Conversion of warrants into shares of common stock after IPO	—	—	1	39	—	40
Incentive unit compensation	—	—	—	73,802	—	73,802
Stock compensation	—	—	—	91	—	91
Tax impact of initial public offering and corporate reorganization	—	—	—	(164,504)	—	(164,504)
Consolidated net income	—	—	—	—	129,454	129,454
Balance, March 31, 2014	$—	$—	$1,282	$1,130,233	$64,346	$1,195,861

(in thousands)	Common Stock ($0.01 par)	Additional Paid-In Capital	Accumulated (Deficit) Earnings	Stockholders Equity before Non-Controlling Interest	Non-Controlling Interest	Total
Balance, January 1, 2015	$1,363	$1,368,001	$153,346	$1,522,710	$442,458	$1,965,168
Incentive unit compensation	—	23,458	—	23,458	—	23,458
Stock compensation	—	2,259	—	2,259	969	3,228
Distributions to non-controlling interests	—	—	—	—	(587)	(587)
Offering costs related to the Partnership’s IPO	—	—	—	—	(146)	(146)
Consolidated net income	—	—	152	152	4,535	4,687
Balance, March 31, 2015	$1,363	$1,393,718	$153,498	$1,548,579	$447,229	$1,995,808
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Rice Energy Inc. (the “Company,” “we,” “our,” and “us”) have been prepared by the Company’s management in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of March 31, 2015 and December 31, 2014 and its condensed consolidated statements of operations and of cash flows for the three months ended March 31, 2015 and 2014.
A corporate reorganization occurred concurrently with the completion of the Company’s initial public offering (“IPO”) on January 29, 2014. As a part of this corporate reorganization, the Company acquired all of the outstanding membership interests in Rice Energy Appalachia LLC (“Rice Appalachia”) and Rice Drilling B LLC (“Rice Drilling B”) (other than those already held by Rice Appalachia) in exchange for shares of the Company’s common stock. This reorganization constituted a common control transaction and the accompanying consolidated financial statements are presented as though this reorganization had occurred for the earliest period presented.
The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. Rice Midstream Holdings LLC, a wholly-owned subsidiary of the Company (“Rice Midstream Holdings”), owns a 50.0% interest in Rice Midstream Partners LP, a subsidiary of the Company (the “Partnership”). The financial results of the Partnership are consolidated and the remaining 50.0% interest in the Partnership is reflected as noncontrolling interest in the condensed consolidated financial statements. All intercompany transactions have been eliminated in consolidation.
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes therein for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (“SEC”) by the Company in its Annual Report on Form 10-K (the “2014 Annual Report”). Certain prior period financial statement amounts have been reclassified to conform to current period presentation.

2.	Accounts Receivable
Accounts receivable are primarily from the Company’s joint interest partners and natural gas marketers. The Company extends credit to parties in the normal course of business based upon management’s assessment of their creditworthiness. A valuation allowance is provided for those accounts for which collection is estimated as doubtful; uncollectible accounts are written off and charged against the allowance. In estimating the allowance, management considers, among other things, how recently and how frequently payments have been received and the financial position of the party. There was no allowance recorded for any of the periods presented in the condensed consolidated financial statements. Accounts receivable as of March 31, 2015 and December 31, 2014 are detailed below.

(in thousands)	March 31, 2015	December 31, 2014
Joint interest	$162,475	$125,300
Natural gas sales	70,943	72,206
Other	20,973	2,394
Total accounts receivable	$254,391	$199,900
Other accounts receivable includes $15.8 million for a purchase price revision related to our acquisition of 22,000 net acres and 12 developed Marcellus wells in southwestern Greene County, Pennsylvania from Chesapeake Appalachia, L.L.C. and its partners for approximately $329.5 million. The purchase price allocation for this acquisition is preliminary as of March 31, 2015 and subject to remaining purchase price revisions.

3.	Long-Term Debt
Long-term debt consists of the following as of March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015	December 31, 2014
Long-term Debt
Senior Notes Due 2022 (a)	$900,000	$900,000
Senior Notes Due 2023 (b)	396,938	—
Senior Secured Revolving Credit Facility (c)	—	—
Midstream Holdings Revolving Credit Facility (d)	17,000	—
RMP Revolving Credit Facility (e)	—	—
Other	344	680
Total debt	$1,314,282	$900,680
Less current portion	344	680
Long-term debt	$1,313,938	$900,000
Senior Notes
6.25% Senior Notes Due 2022 (a)
On April 25, 2014, the Company issued $900.0 million in aggregate principal amount of 6.25% senior notes due 2022 (the “2022 Notes”) in a private placement to eligible purchasers under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the “Securities Act”), which resulted in net proceeds of $882.7 million, after deducting expenses and the initial purchasers’ discounts of approximately $17.3 million. The Company used $301.8 million of the net proceeds to repay and retire the Second Lien Term Loan Facility with Barclays Bank PLC, as administrative agent, and a syndicate of lenders in an aggregate principal amount of $300.0 million, with the remainder having been used to fund a portion of the Company’s 2014 capital expenditure program.
The 2022 Notes will mature on May 1, 2022, and interest is payable on the 2022 Notes on each May 1 and November 1. At any time prior to May 1, 2017, the Company may redeem up to 35% of the 2022 Notes at a redemption price of 106.25% of the principal amount, plus accrued and unpaid interest to the redemption date, with the proceeds of certain equity offerings so long as the redemption occurs within 180 days of completing such equity offering and at least 65% of the aggregate principal amount of the 2022 Notes remains outstanding after such redemption. Prior to May 1, 2017, the Company may redeem some or all of the notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. Upon the occurrence of a Change of Control (as defined in the indenture governing the 2022 Notes), unless the Company has given notice to redeem the 2022 Notes, the holders of the 2022 Notes will have the right to require the Company to repurchase all or a portion of the 2022 Notes at a price equal to 101% of the aggregate principal amount of the 2022 Notes, plus any accrued and unpaid interest to the date of purchase. On or after May 1, 2017, the Company may redeem some or all of the 2022 Notes at redemption prices (expressed as percentages of principal amount) equal to 104.688% for the twelve-month period beginning on May 1, 2017, 103.125% for the twelve-month period beginning May 1, 2018, 101.563% for the twelve-month period beginning on May 1, 2019 and 100.000% beginning on May 1, 2020, plus accrued and unpaid interest to the redemption date.
7.25% Senior Notes Due 2023 (b)
On March 26, 2015, the Company issued $400.0 million in aggregate principal amount of 7.25% senior notes due 2023 (the “2023 Notes”) in a private placement to eligible purchasers under Rule 144A and Regulation S of the Securities Act, which resulted in net proceeds of $389.3 million, after deducting expenses and the initial purchasers’ discounts of approximately $10.7 million. The Company intends to use the net proceeds for general corporate purposes, including capital expenditures. The original issuance discount of $3.1 million related to the 2023 Notes, which is recorded as a reduction of the principal amount, is amortized to interest expense using the effective interest method and a rate of 7.345%.
The 2023 Notes will mature on May 1, 2023, and interest is payable on the 2023 Notes on each May 1 and November 1, commencing on November 1, 2015. At any time prior to May 1, 2018, the Company may redeem up to 35% of the 2023 Notes at a redemption price of 107.250% of the principal amount, plus accrued and unpaid interest to the redemption date, with the proceeds of certain equity offerings so long as the redemption occurs within 180 days of completing such equity offering and at least 65% of the aggregate principal amount of the 2023 Notes remains outstanding after such redemption. Prior to May 1, 2018, the Company may redeem some or all of the notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. Upon the occurrence of a Change of Control (as defined in the indenture governing the 2023 Notes), unless the Company has given notice to redeem the 2023 Notes, the holders of the 2023 Notes will have the right to require the Company to repurchase all or a portion of the 2023 Notes at a price equal to 101% of the aggregate principal amount of the 2023 Notes, plus any accrued and unpaid interest to the date of purchase. On or after May 1, 2018, the Company may redeem some or all of the 2023 Notes at redemption prices (expressed as percentages of principal amount) equal to 105.438% for the twelve-month period beginning on May 1, 2017, 103.625% for the twelve-month period beginning May 1, 2019, 101.813% for the twelve-month period beginning on May 1, 2020 and 100.000% beginning on May 1, 2021, plus accrued and unpaid interest to the redemption date.
In connection with the issuance and sale of the 2023 Notes, the Company and the Company’s restricted subsidiaries (the “Guarantors”) entered into a registration rights agreement with the initial purchasers, dated March 26, 2015. Pursuant to the registration rights agreement, the Company and the Guarantors have agreed to file a registration statement with the SEC so that holders of the 2023 Notes can exchange the 2023 Notes for registered notes with substantially identical terms. The Company and the Guarantors will use commercially reasonable efforts to cause the exchange to be completed within 365 days after the issuance of the 2023 Notes. The Company and the Guarantors are required to pay additional interest if they fail to comply with their obligations to register the 2023 Notes within the specified time periods.
The 2022 Notes and the 2023 Notes (collectively, the “Notes”) are the Company’s senior unsecured obligations, rank equally in right of payment with all of the Company’s existing and future senior debt, and will rank senior in right of payment to all of the Company’s future subordinated debt. The Notes will be effectively subordinated to all of the Company’s existing and future secured debt to the extent of the value of the collateral securing such indebtedness.
The Notes are jointly and severally, fully and unconditionally, guaranteed by the Guarantors. The indentures governing the Notes provide that the guarantees of the Notes will be released under certain circumstances, including:

•
in connection with any sale or other disposition of all or substantially all of the assets of that Guarantor (including by way of merger or consolidation) to a person that is not (either before or after giving effect to such transaction) the Company or a Restricted Subsidiary (as defined in the indentures governing the Notes) of the Company;

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

•	if the Company designates any Restricted Subsidiary that is a Guarantor to be an unrestricted subsidiary in accordance with the indentures governing the Notes;

•	upon legal defeasance or satisfaction and discharge of the indentures governing the Notes; or

•
if such Guarantor ceases to guarantee any other indebtedness of the Company or a Guarantor under a credit facility, provided no Event of Default (as defined in the indentures governing the Notes) has occurred and is continuing.

The indentures governing the Notes restrict the Company’s ability and the ability of its restricted subsidiaries to: (i) incur or guarantee additional debt or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire the Company’s capital stock or subordinated debt; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; (vii) transfer and sell assets; and (viii) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications. If at any time when the Notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no default (as defined in the indentures governing the Notes) has occurred and is continuing, many of such covenants will terminate and the Company and its restricted subsidiaries will cease to be subject to such covenants.
The indentures governing the Notes contain customary events of default, including:

•	default in any payment of interest on any Note when due, continued for 30 days;

•	default in the payment of principal of or premium, if any, on any Note when due;

•	failure by the Company to comply with its other obligations under the indentures governing the Notes, in certain cases subject to notice and grace periods;

•
payment defaults and accelerations with respect to other indebtedness of the Company and its Restricted Subsidiaries (as defined in the indentures governing the Notes) in the aggregate principal amount of $25.0 million or more;

•
certain events of bankruptcy, insolvency or reorganization of the Company or a Significant Subsidiary (as defined in the indentures governing the Notes) or group of Restricted Subsidiaries that, taken together, would constitute a Significant Subsidiary;

•	failure by the Company or Restricted Subsidiary to pay certain final judgments aggregating in excess of $25.0 million within 60 days; and

•	any guarantee of the Notes by a Guarantor ceases to be in full force and effect, is declared null and void in a judicial proceeding or is denied or disaffirmed by its maker.
Senior Secured Revolving Credit Facility (c)
In April 2013, the Company entered into a Senior Secured Revolving Credit Facility (the “Senior Secured Revolving Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders. As of March 31, 2015, the borrowing base under the Third Amended and Restated Credit Agreement (as amended, the “Amended Credit Agreement”) governing the Senior Secured Revolving Credit Facility was $550.0 million and the sublimit for letters of credit was $175.0 million. The Company had zero borrowings outstanding and $114.4 million in letters of credit outstanding under its Amended Credit Agreement as of March 31, 2015, resulting in availability of $435.6 million. On March 23, 2015, the Company entered into a Third Amendment (the “Third Amendment”) to the Senior Secured Revolving Credit Facility, which provided that the Company would not incur an automatic reduction in the borrowing base as a result of the 2023 Notes offering. On April 30, 2015, a scheduled redetermination occurred as a result of which the borrowing base of the facility increased from $550.0 million to $650.0 million. The next redetermination of the borrowing base is scheduled for October 2015.
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

The Company was in compliance with such covenants and ratios effective as of March 31, 2015.
Midstream Holdings Revolving Credit Facility (d)
On December 22, 2014, Rice Midstream Holdings LLC entered into a revolving credit facility (“Midstream Holdings Revolving Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders with a maximum credit amount of $300.0 million and a sublimit for letters of credit of $25.0 million. As of March 31, 2015, Rice Midstream Holdings had $17.0 million borrowings outstanding and no letters of credit under this facility. The credit facility is available to fund working capital requirements and capital expenditures and to purchase assets and matures on December 22, 2019. Rice Olympus Midstream LLC, Rice Water Services (OH) LLC and Rice Water Services (PA) LLC are the guarantors of the obligations under the credit facility.
Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. Rice Midstream Holdings has a choice of borrowing in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 225 to 300 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 125 to 200 basis points, depending on the leverage ratio then in effect. Rice Midstream Holdings also pays a commitment fee based on the undrawn commitment amount ranging from 37.5 to 50 basis points.
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
Rice Midstream Holdings was in compliance with such covenants and ratios effective as of March 31, 2015.
RMP Revolving Credit Facility (e)
On December 22, 2014, Rice Midstream OpCo LLC, a wholly-owned subsidiary of the Partnership (“Rice Midstream OpCo”), entered into a revolving credit facility (the “RMP Revolving Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders with a maximum credit amount of $450.0 million with an additional $200.0 million of commitments available under an accordion feature subject to lender approval. The RMP Revolving Credit Facility provides for a letter of credit sublimit of $50.0 million. As of March 31, 2015, Rice Midstream OpCo had no borrowings outstanding and no letters of credit under this facility. The RMP Revolving Credit Facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes. The Partnership and its restricted subsidiaries are the guarantors of the obligations under the RMP Revolving Credit Facility.
Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. The Partnership has a choice of borrowing in Eurodollars or at the base rate. Eurodollar loans bears interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 175 to 275 basis points, depending on the leverage ratio then in effect. Base rate loans bears interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 75 to 175 basis points, depending on the leverage ratio then in effect. The Partnership also pays a commitment fee based on the undrawn commitment amount ranging from 35 to 50 basis points.
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
The RMP Revolving Credit Facility also requires the Partnership to maintain the following financial ratios:

•
an interest coverage ratio, which is the ratio of the Partnership’s consolidated EBITDA (as defined within the RMP Revolving Credit Facility) to its consolidated current interest expense of at least 2.50 to 1.0 at the end of each fiscal quarter;

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

The Partnership was in compliance with such covenants and ratios effective as of March 31, 2015.

Expected Aggregate Maturities
Expected aggregate maturities of the notes payable as of March 31, 2015 are as follows (in thousands):

Remainder of Year Ending December 31, 2015	$344
Year Ending December 31, 2016	—
Year Ending December 31, 2017	—
Year Ending December 31, 2018	—
Year Ending December 31, 2019 and Beyond	1,313,938
Total	$1,314,282
Interest paid in cash was approximately $0.1 million and $7.0 million for the three months ended March 31, 2015 and 2014, respectively.

4.	Derivative Instruments
The Company uses derivative commodity instruments that are placed with major financial institutions whose creditworthiness is regularly monitored. The Company’s derivative counterparties share in the Amended Credit Agreement collateral. The Company’s derivative commodity instruments have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized in income currently. As of March 31, 2015, the Company has entered into derivative instruments with various financial institutions, fixing the price it receives for a portion of its natural gas through December 31, 2022, as summarized in the following table:

Swap Contract Expiration	MMBtu/day	Weighted Average Price
Year ending December 31, 2015:
NYMEX	166,000	$4.09
TCO	29,000	$3.30
Dominion South	71,000	$2.53

Year ending December 31, 2016:
NYMEX	224,000	$4.10
Dominion South	31,000	$2.62

Year ending December 31, 2017:
NYMEX	60,000	$4.24

Collar Contract Expiration	MMBtu/day	Floor/Ceiling
Year ending December 31, 2015:
NYMEX	139,000	$3.96/$4.65

Basis Contract Expiration	MMBtu/day	Swap ($/MMBtu)
Year ending December 31, 2015:
TCO	37,000	$(0.42)
Dominion South	14,000	$(1.12)
M2	24,000	$(0.94)
TETCO ELA	23,000	$(0.13)
MichCon	1,000	$(0.04)

Year ending December 31, 2016:
TCO	17,000	$(0.42)
MichCon	4,000	$(0.04)

Year ending December 31, 2017:
MichCon	4,000	$(0.04)

Year ending December 31, 2018:
MichCon	4,000	$(0.04)

Year ending December 31, 2019:
MichCon	20,000	$(0.12)

The following tables present the gross amounts of recognized derivative assets and liabilities, the amounts offset under netting arrangements with counterparties, and the resulting net amounts presented in the condensed consolidated balance sheets for the periods presented, all at fair value:

	As of March 31, 2015
(in thousands)	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting arrangements	Derivative instruments, net
Derivative assets	$236,587	$(6,394)	$230,193

	As of December 31, 2014
(in thousands)	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting arrangements	Derivative instruments, net
Derivative assets	$201,775	$(5,553)	$196,222

5.	Fair Value of Financial Instruments
The Company determines fair value on a recurring basis for derivative instruments as these instruments are required to be recorded at fair value for each reporting amount. Fair value is based on quoted market prices, where available. If quoted market prices are not available, fair value is based upon models that use as inputs market-based parameters, including but not limited to forward curves, discount rates, broker quotes, volatilities, and nonperformance risk.
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
The following assets and liabilities were measured at fair value on a recurring basis during the period (refer to Note 4 for details relating to derivative instruments):

	As of March 31, 2015
(in thousands)		Fair Value Measurements at Reporting Date Using
(in thousands)	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative instruments, at fair value	$230,193	$230,193	$—	$230,193	$—
Total assets	$230,193	$230,193	$—	$230,193	$—

	As of December 31, 2014
		Fair Value Measurements at Reporting Date Using
(in thousands)	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative instruments, at fair value	$196,222	$196,222	$—	$196,222	$—
Total assets	$196,222	$196,222	$—	$196,222	$—
The carrying value of cash equivalents approximates fair value due to the short maturity of the instruments.

The estimated fair value and carrying amount of long-term debt as reported on the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 is shown in the table below (refer to Note 3 for details relating to the debt instruments). The fair value was estimated using Level 2 inputs based on rates reflective of the remaining maturity as well as the Company’s financial position.

	As of March 31, 2015		As of December 31, 2014
Long-Term Debt (in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes Due 2022	$900,000	$868,500	$900,000	$839,250
Senior Notes Due 2023	396,938	398,427	—	—
Senior Secured Revolving Credit Facility	—	—	—	—
Midstream Holdings Revolving Credit Facility	17,000	17,000	—	—
RMP Revolving Credit Facility	—	—	—	—
Other	344	344	680	680
Total	$1,314,282	$1,284,271	$900,680	$839,930

6.	Financial Information by Business Segment
The Company operates in two business segments: exploration and production and midstream. The exploration and production segment is responsible for the acquisition, exploration and development of natural gas, oil and NGL properties in the Appalachian Basin. The midstream segment is engaged in the gathering and compression of natural gas, oil and NGL production, and in the provision of water services to support the well completion activities, of Rice Energy and third-parties. The midstream segment includes the financial results of the Partnership as well as the Company’s 50.0% limited partner interest and incentive distribution rights in the Partnership.
Business segments are evaluated for their contribution to the Company’s consolidated results based on operating income, which is defined as segment operating revenues less expenses. Other income and expenses, interest and income taxes are managed on a consolidated basis. The segment accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements for the year ended December 31, 2014 contained in its 2014 Annual Report.
The operating results and assets of the Company’s reportable segments were as follows as of and for the three months ended March 31, 2015:

(in thousands)	Exploration and Production	Midstream	Elimination of Intersegment Transactions	Consolidated Total
Operating revenues:
Natural gas, oil and NGL sales	$96,912	$—	$—	$96,912
Firm transportation sales, net	2,826	—	—	2,826
Gathering, compression and water distribution	—	29,447	(19,646)	9,801
Total operating revenues	$99,738	$29,447	$(19,646)	$109,539

Operating expenses:
Lease operating	11,591	—	—	11,591
Gathering, compression and transportation	27,676	—	(13,256)	14,420
Production taxes and impact fees	1,454	—	—	1,454
Exploration	739	—	—	739
Midstream operation and maintenance	—	3,331	—	3,331
Incentive unit expense	22,498	960	—	23,458
Stock compensation expense	2,220	1,035	—	3,255
General and administrative	13,299	4,191	—	17,490
Depreciation, depletion and amortization	58,914	3,667	—	62,581
Amortization of intangible assets	—	408	—	408
Contract termination fees	1,892	—	—	1,892
Total operating expenses	$140,283	$13,592	$(13,256)	$140,619

Operating (loss) income	$(40,545)	$15,855	$(6,390)	$(31,080)

Segment assets	$3,276,900	$687,077	$(6,390)	$3,957,587
Goodwill	$294,908	$39,142	$—	$334,050
Capital expenditures for segment assets	$240,717	$90,612	$(6,390)	$324,939

The operating results and assets of the Company’s reportable segments were as follows as of and for the three months ended March 31, 2014:

(in thousands)	Exploration and Production	Midstream	Elimination of Intersegment Transactions	Consolidated Total
Operating revenues:
Natural gas, oil and NGL sales	$90,466	$—	$—	$90,466
Gathering, compression and water distribution	—	66	(55)	11
Total operating revenues	$90,466	$66	$(55)	$90,477

Operating expenses:
Lease operating	5,187	—	—	5,187
Gathering, compression and transportation	6,456	—	—	6,456
Production taxes and impact fees	639	—	—	639
Exploration	486	—	—	486
Midstream operation and maintenance	—	674	—	674
Incentive unit expense	68,101	5,701	—	73,802
Stock compensation expense	91	—	—	91
General and administrative	9,569	1,861	—	11,430
Depreciation, depletion and amortization	25,064	443	—	25,507
Total operating expenses	$115,593	$8,679	$—	$124,272

Operating loss	$(25,127)	$(8,613)	$(55)	$(33,795)

Capital expenditures for segment assets	$165,278	$14,509	$—	$179,787
The assets of the Company’s reportable segments were as follows as of December 31, 2014:

(in thousands)	Exploration and Production	Midstream	Elimination of Intersegment Transactions	Consolidated Total
Segment assets	$2,935,814	$592,135	$—	$3,527,949
Goodwill	$294,908	$39,142	$—	$334,050

7.	Commitments and Contingencies
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

The Company has commitments for gathering and firm transportation under existing contracts with third parties. Future payments under these contracts as of March 31, 2015 totaled $4,867.2 million (remainder of 2015 - $70.1 million, 2016 - $117.2 million, 2017 - $136.8 million, 2018 - $197.6 million, 2019 - $222.5 million, 2020 - $222.3 million and thereafter - $3,900.7 million).
The Company has four horizontal and two tophole drilling rigs under contract, of which one expires in 2015, two expire in 2016, two expire in 2017 and one expires in 2018. Future payments under these contracts as of March 31, 2015 totaled $74.6 million (remainder of 2015 - $31.3 million, 2016 - $28.9 million, 2017 - $12.2 million and 2018 - $2.2 million). Any other rig performing work for the Company is performed on a well-by-well basis and therefore can be released without penalty at the conclusion of drilling on the current well. These types of drilling obligations have not been included in the amounts above. The values above represent the gross amounts that the Company is committed to pay without regard to its proportionate share based on its working interest.
The Company is involved in various litigation matters arising in the normal course of business. Management is not aware of any actions that are expected to have a material adverse effect on its financial position or results of operations.

8.	Stockholders’ Equity
On January 29, 2014, pursuant to the Master Reorganization Agreement (the “Master Reorganization Agreement”) among the Company, Rice Drilling B, Rice Appalachia, Rice Energy Holdings LLC (“Rice Holdings”), Rice Energy Family Holdings, LP (“Rice Partners”), NGP Rice Holdings, LLC (“NGP Holdings”), NGP RE Holdings, L.L.C., (“NGP RE Holdings”) NGP RE Holdings II, L.L.C. (“NGP RE II” and, together with NGP RE Holdings, “Natural Gas Partners”), Mr. Daniel J. Rice III, Rice Merger LLC (“Merger Sub”) and each of the persons holding incentive units representing interests in Rice Appalachia (collectively, the “Incentive Unitholders”) dated as of January 23, 2014, (i) (a) Rice Partners contributed a portion of its interests in Rice Appalachia to Rice Holdings, (b) Natural Gas Partners contributed its interests in Rice Appalachia to NGP Holdings and (c) the Incentive Unitholders contributed a portion of their incentive units to Rice Holdings and NGP Holdings, in each case in return for substantially similar incentive units in such entities; (ii) NGP Holdings, Rice Holdings and Mr. Daniel J. Rice III contributed their respective interests in Rice Appalachia to the Company in exchange for 43,452,550, 20,300,923 and 2,356,844 shares of common stock, respectively; (iii) Rice Partners contributed its remaining interest in Rice Appalachia to the Company in exchange for 20,000,000 shares of common stock; (iv) the Incentive Unitholders contributed their remaining interests in Rice Appalachia to the Company in exchange for 160,831 shares of common stock, each of which were issued by the company in connection with the closing of the IPO. In connection with the IPO, in the first quarter of 2014, the Company recognized non-cash compensation expense of $3.4 million for these 160,831 shares.
In addition, on January 29, 2014, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Rice Drilling B and Merger Sub dated as of January 23, 2014, the Company issued 1,728,852 shares of common stock to the members of Rice Drilling B (other than Rice Appalachia) in exchange for their units in Rice Drilling B.
In August 2014, the Company completed a public offering (the “August 2014 Equity Offering”) of 13,729,650 shares of common stock at $27.30 per share, which included 7,500,000 shares sold by the Company and 6,229,650 shares sold by affiliates of Natural Gas Partners and Alpha Natural Resources, Inc. (the “Selling Stockholders”). After deducting underwriting discounts and commissions of $7.7 million and transaction costs, the Company received net proceeds of $196.3 million. The Company received no proceeds from the sale of shares by the Selling Stockholders. The net proceeds from this offering were used to fund a portion of the Company’s 2014 capital budget.
On December 22, 2014, the Partnership completed an initial public offering (the “RMP IPO”) of 28,750,000 common units representing limited partner interests in the Partnership, which represented 50% of the Partnership’s outstanding equity. The Company retained a 50% limited partner interest in the Partnership, consisting of 3,623 common units and 28,753,623 subordinated units. In connection with the RMP IPO, the Company contributed to the Partnership 100% of Rice Poseidon Midstream, LLC (“Rice Poseidon”). A wholly-owned subsidiary of the Company serves as the general partner of the Partnership. The Company continues to consolidate the results of the Partnership and records an income tax provision only as to its ownership percentage. The Company records the noncontrolling interest of the public limited partners in its condensed consolidated financial statements.
The Company’s Board of Directors did not declare or pay a dividend for the three months ended March 31, 2015 or 2014. A prorated cash distribution to common unitholders of $0.0204 per common unit was paid by the Partnership on February 20, 2015 related to the fourth quarter of 2014. This was the first distribution declared by the Partnership and the prorated amount corresponds to the minimum quarterly distribution of $0.1875 per unit, or $0.75 on an annualized basis. The Partnership adjusted its first cash distribution for the 10-day period following the closing of its IPO on December 22, 2014 through December 31, 2014. On April 24, 2015, the Board of Directors of the Partnership’s general partner declared a cash distribution to the

Partnership’s unitholders for the first quarter of 2015 of $0.1875 per common and subordinated unit. The cash distribution will be paid on May 14, 2015 to unitholders of record at the close of business on May 5, 2015.

9.	Incentive Units
In connection with the IPO and the related corporate reorganization, the Rice Appalachia incentive unit holders contributed their Rice Appalachia incentive units (except for those exchanged for shares of common stock in connection with the extinguishment of an incentive burden attributable to Mr. Daniel J. Rice III) to Rice Holdings and NGP Holdings in return for incentive units in such entities that, in the aggregate, were substantially similar to the Rice Appalachia incentive units they previously held (except with respect to the incentive burden attributable to Mr. Daniel J. Rice III). In the first quarter of 2014, NGP Holdings distribution thresholds with regard to certain classes (tiers) of incentive units were satisfied as a result of NGP Holdings’ distribution of net proceeds from its sale of the Company’s common stock, and NGP Holdings made cash distributions to its members including holders of incentive units in an aggregate amount of $4.4 million. No payments were made in respect of incentive units prior to the completion of the Company’s IPO. These two transactions resulted in non-cash compensation expense of $7.8 million being recorded in the first quarter of 2014 by the Company. As a result of the IPO, the payment likelihood related to the incentive units was deemed probable, requiring the Company to recognize expense.
For the three months ended March 31, 2015 and 2014, the Company recognized approximately $23.5 million and $66.0 million, respectively, of non-cash compensation expense relative to these interests. Of the compensation expense recognized for the three months ended March 31, 2015, approximately $9.2 million related to changes in certain service condition assumptions. The Company expects to recognize approximately $59.2 million of additional compensation expense over the remaining expected service period related to the Rice Holdings interests. The NGP Holdings interests are considered a liability-based award and will be adjusted to fair market value on a quarterly basis until all payments have been made. The recognized and unrecognized compensation expense related to the NGP Holdings interests is sensitive to certain assumptions, including the estimated timing of NGP Holdings’ sale of the Company’s common stock. As of March 31, 2015, the unrecognized compensation expense related to the NGP Holdings units is approximately $42.7 million. The compensation expense related to these interests is treated as additional paid in capital from Rice Holdings and NGP Holdings in our financial statements and is not deductible for federal or state income tax purposes. The compensation expense recognized is a non-cash charge, with the settlement obligation resting on NGP Holdings and Rice Holdings, and as such are not dilutive to Rice Energy Inc.
In August 2014, the triggering event for the Rice Holdings incentive units was achieved.  As a result, in August of 2015, 2016 and 2017, Rice Holdings will distribute one third, one half and all, respectively, of its then-remaining assets (consisting solely of shares of the Company’s common stock) to its members pursuant to the terms of its limited liability company agreement.  As a result, over time, the shares of the Company’s common stock held by Rice Holdings will be transferred in their entirety to Rice Energy Irrevocable Trust and the incentive unitholders.
As a result of the Company’s August 2014 Equity Offering, NGP Holdings paid approximately $12.0 million to holders of certain NGP Holdings incentive units.
Three tranches of the incentive units have a time vesting feature. A roll forward of those units from December 31, 2014 to March 31, 2015 is included below.

Vested Units Balance, December 31, 2014	1,800,911
Vested During Period	325,741
Forfeited During Period	—
Granted During Period	—
Canceled During Period	—
Vested Units Balance, March 31, 2015	2,126,652
Four tranches of the incentive units do not have a time vesting feature, and their payouts are triggered upon a future payment condition. As such, none of these awards have legally vested as of March 31, 2015. The fair value of the incentive units was estimated using a Monte Carlo simulation valuation model with the following assumptions:

Rice Holdings
Valuation Date	1/29/2014
Dividend Yield	0.00%
Expected Volatility	47.00%
Risk-Free Rate	1.11%
Expected Life (Years)	4.0

Rice Holdings
Valuation Date	4/14/2014
Dividend Yield	0.00%
Expected Volatility	45.19%
Risk-Free Rate	1.13%
Expected Life (Years)	3.8

Rice Holdings
Valuation Date	4/16/2014
Dividend Yield	0.00%
Expected Volatility	44.32%
Risk-Free Rate	1.18%
Expected Life (Years)	3.8

NGP Holdings
Valuation Date	3/31/2015
Dividend Yield	0.00%
Expected Volatility	54.62%
Risk-Free Rate	0.41%
Expected Life (Years)	1.5

10.	Stock-Based Compensation
During the year ended December 31, 2014 and the three months ended March 31, 2015, the Company granted stock compensation awards to certain non-employee directors and employees under the Company’s long-term incentive plan. The awards consisted of restricted stock units, which vest upon the passage of time, and performance stock units, which vest based upon attainment of specified performance criteria. Stock compensation expense related to these awards was $2.3 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the Company has unrecognized compensation expense related to these equity awards of $28.8 million.
Stock compensation expense also includes phantom unit awards granted in connection with the closing of the Partnership’s IPO to certain non-employee directors of the Partnership and executive officers and employees of Rice Energy. The Partnership recorded $1.0 million of stock compensation expense related to these awards in the three months ended March 31, 2015. As of March 31, 2015, the Partnership has unrecognized compensation expense related to these awards of $5.9 million.

11.	Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share takes into account the dilutive effect of potential common stock that could be issued by the Company in conjunction with stock awards that have been granted to directors and employees. The following is a calculation of the basic and diluted weighted-average number of shares of common stock outstanding and EPS for the three months ended March 31, 2015 and 2014. As indicated in Note 1, the Company’s corporate reorganization was considered a transaction amongst entities under common control. Therefore, the weighted average shares used in the Company’s EPS calculation assume that the Rice Energy Inc. corporate structure was in place for all periods presented.

	Three Months Ended March 31,
(in thousands, except share data)	2015	2014
Income (numerator):
Net income	$152	$129,454

Weighted-average shares (denominator):
Weighted-average number of shares of common stock - basic	136,292	124,646
Weighted-average number of shares of common stock - diluted	136,348	125,192

Earnings per share:
Basic	$—	$1.04
Diluted	$—	$1.03
For the three months ended March 31, 2015, 322,865 shares attributable to equity awards were not included in the diluted earnings per share calculation as they were considered to be anti-dilutive.

12.	Income Taxes
The Company is a corporation subject to federal income tax at a statutory rate of 35% of pretax earnings and, as such, its future income taxes will be dependent upon its future taxable income. The Company did not report any income tax benefit or expense for periods prior to the consummation of its IPO because Rice Drilling B, the Company’s accounting predecessor, is a limited liability company that was not and currently is not subject to federal income tax. The reorganization of the Company’s business in connection with the closing of the IPO, such that it is now held by a corporation subject to federal income tax, required the recognition of a deferred tax asset or liability for the initial temporary differences at the time of the IPO. The resulting deferred tax liability of approximately $162.3 million was recorded in equity at the date of the completion of the IPO as it represents a transaction among shareholders. Additionally, the pro forma EPS for the three months ended March 31, 2014 disclosed in the accompanying condensed consolidated statements of operations assumes a statutory tax rate.
The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense. All of the Partnership’s earnings are included in the Company’s net income; however, the Company is not required to record income tax expense with respect to the portion of the Partnership’s earnings allocated to its noncontrolling public limited partners, which reduces the Company’s effective tax rate. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustements in the current period.

Tax expense for the three months ended March 31, 2015 and 2014 is approximately $8.5 million and $9.4 million, respectively, resulting in an effective tax rate of 65% and 7%, respectively. The effective tax rate for the three months ended March 31, 2015 and 2014 differs from the statutory rate due principally to nondeductible incentive unit expense and pre-tax income prior to the IPO.

Based on management’s analysis, the Company did not have any uncertain tax positions as of March 31, 2015 and December 31, 2014.

13.	New Accounting Pronouncements
In May 2014, the FASB issued ASU, No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU No. 2014-09. The FASB created Topic 606 which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. ASU 2014-09 will enhance comparability of revenue recognition practices across entities, industries and capital markets compared to existing guidance. Additionally, ASU 2014-09 will reduce the number of requirements to which an entity must consider in recognizing revenue as this update will replace multiple locations for guidance. The FASB and International Accounting Standards Board initiated this joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for both U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 is effective for fiscal and interim periods beginning after December 15, 2016 and should be applied retrospectively. Early adoption of this standard is not permitted. On April 1, 2015, the FASB voted to propose a one-year deferral of the effective date while at the same time permitting entities to adopt the standard on the original effective date if they choose. If the deferral is approved, the standard will be effective for interim and annual periods beginning after December 15, 2017. The Company has not yet selected a transition method and is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.
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
In April 2015, the FASB issued ASU, 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplification of Debt Issuance Costs.” ASU 2015-03 was issued to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. ASU 2015-03 is effective for periods beginning after December 15, 2015 with early adoption permitted. The Company is currently evaluating the impact of the provisions of ASU 2015-03.

14.	Subsequent Events
On April 30, 2015, a scheduled redetermination of the Senior Secured Revolving Credit Facility occurred as a result of which the borrowing base of the facility increased from $550.0 million to $650.0 million. Please see Note 3 for additional information regarding the Senior Secured Revolving Credit Facility.

15.	Guarantor Financial Information
On April 25, 2014, the Company issued $900.0 million in aggregate principal amount of the 2022 Notes and on March 26, 2015, the Company issued $400.0 million in aggregate principal amount of the 2023 Notes. The obligations under the Notes are fully and unconditionally guaranteed by the Guarantors, subject to release provisions described in Note 3. The Company’s subsidiaries that constitute its midstream segment, including the Partnership, are unrestricted subsidiaries under the indentures governing the Notes and consequently are not Guarantors. In accordance with positions established by the SEC, the following shows separate financial information with respect to the Company, the Guarantors and the non-guarantor subsidiaries. The principal elimination entries eliminate investment in subsidiaries and certain intercompany balances and transactions.

Balance Sheet as of March 31, 2015
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash	$334,451	$4,576	$10,044	$—	$349,071
Accounts receivable	46	249,508	4,837	—	254,391
Prepaid expenses and other assets	27,868	2,253	12,896	(37,317)	5,700
Derivative assets	52,073	93,891	—	—	145,964
Total current assets	414,438	350,228	27,777	(37,317)	755,126

Investments in subsidiaries	2,381,993	115,314	—	(2,497,307)	—
Gas collateral account	—	3,995	—	—	3,995
Property, plant and equipment, net	10,782	2,116,214	580,533	(6,389)	2,701,140
Deferred financing costs, net	26,881	—	4,782	—	31,663
Goodwill	—	294,908	39,142	—	334,050
Intangible assets, net	—	—	47,384	—	47,384
Derivative assets	11,457	72,772	—	—	84,229
Total assets	$2,845,551	$2,953,431	$699,618	$(2,541,013)	$3,957,587

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$344	$—	$—	$344
Accounts payable	4,472	88,106	48,482	—	141,060
Royalties payables	—	28,841	—	—	28,841
Accrued capital expenditures	—	69,002	45,233	—	114,235
Accrued interest	23,917	—	18	—	23,935
Leasehold payables	—	18,010	—	—	18,010
Deferred tax liabilities	16,248	42,626	—	—	58,874
Payable to affiliate	—	37,319	—	(37,319)	—
Other accrued liabilities	6,787	21,878	1,343	—	30,008
Total current liabilities	51,424	306,126	95,076	(37,319)	415,307

Long-term liabilities:
Long-term debt	1,296,938	—	17,000	—	1,313,938
Leasehold payable	—	4,605	—	—	4,605
Deferred tax liabilities	(54,339)	252,194	15,707	—	213,562
Other long-term liabilities	2,949	8,513	2,905	—	14,367
Total liabilities	1,296,972	571,438	130,688	(37,319)	1,961,779
Stockholders’ equity before noncontrolling interest	1,548,579	2,381,993	121,701	(2,503,694)	1,548,579
Noncontrolling interest	—	—	447,229	—	447,229
Total liabilities and stockholders’ equity	$2,845,551	$2,953,431	$699,618	$(2,541,013)	$3,957,587

Balance Sheet as of December 31, 2014
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash	$181,835	$41,934	$32,361	$—	$256,130
Accounts receivable	1,773	196,974	1,153	—	199,900
Receivable from affiliates	634	55	2,198	(2,799)	88
Prepaid expenses and other assets	1,296	1,702	341	—	3,339
Derivative assets	47,291	85,743	—	—	133,034
Total current assets	232,829	326,408	36,053	(2,799)	592,491

Investments in subsidiaries	2,177,895	86,148	—	(2,264,043)	—
Property, plant and equipment, net	10,348	1,986,856	464,127	—	2,461,331
Deferred financing costs, net	20,081	—	5,022	—	25,103
Goodwill	—	294,908	39,142	—	334,050
Intangible assets, net	—	—	47,791	—	47,791
Other non-current assets	8,290	58,893	—	—	67,183
Total assets	$2,449,443	$2,753,213	$592,135	$(2,266,842)	$3,527,949

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$680	$—	$—	$680
Accounts payable	19,231	101,132	31,966	—	152,329
Royalties payables	—	37,172	—	—	37,172
Accrued capital expenditures	1,515	89,858	16,917	—	108,290
Accrued interest	9,375	—	—	—	9,375
Leasehold payables	—	30,702	—	—	30,702
Deferred tax liabilities	54,688	39,197	—	(39,197)	54,688
Other accrued liabilities	16,652	27,502	2,086	(2,801)	43,439
Total current liabilities	101,461	326,243	50,969	(41,998)	436,675

Long-term liabilities:
Long-term debt	900,000	—	—	—	900,000
Deferred tax liabilities	12,497	237,155	10,660	(51,094)	209,218
Leasehold payable	—	4,279	—	—	4,279
Other long-term liabilities	3,068	7,641	1,900	—	12,609
Total liabilities	1,017,026	575,318	63,529	(93,092)	1,562,781
Stockholders’ equity before noncontrolling interest	1,432,417	2,177,895	86,148	(2,173,750)	1,522,710
Noncontrolling interest	—	—	442,458	—	442,458
Total liabilities and stockholders’ equity	$2,449,443	$2,753,213	$592,135	$(2,266,842)	$3,527,949

Statement of Operations for the Three Months Ended March 31, 2015
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Natural gas, oil and NGL sales	$—	$96,912	$—	$—	$96,912
Firm transportation sales, net	—	2,826	—	—	2,826
Gathering, compression and water distribution	—	—	29,447	(19,646)	9,801
Total operating revenues	—	99,738	29,447	(19,646)	109,539

Operating expenses:
Lease operating	—	11,591	—	—	11,591
Gathering, compression and transportation	—	27,676	—	(13,256)	14,420
Production taxes and impact fees	—	1,454	—	—	1,454
Exploration	—	739	—	—	739
Midstream operation and maintenance	—	—	3,331	—	3,331
Incentive unit expense	—	22,498	960	—	23,458
Stock compensation expense	—	2,220	1,035	—	3,255
General and administrative	—	13,299	4,191	—	17,490
Depreciation, depletion and amortization	—	59,136	3,445	—	62,581
Amortization of intangible assets	—	—	408	—	408
Contract termination fees	—	1,892	—	—	1,892
Total operating expenses	—	140,505	13,370	(13,256)	140,619

Operating (loss) income	—	(40,767)	16,077	(6,390)	(31,080)
Interest expense	(15,426)	(31)	(672)	—	(16,129)
Other income	94	59	9	—	162
Gain on derivative instruments	13,965	47,402	—	—	61,367
Amortization of deferred financing costs	(852)	—	(251)	—	(1,103)
Equity income (loss) in affiliate	(6,723)	(852)	—	7,575	—
Income (loss) before income taxes	(8,942)	5,811	15,163	1,185	13,217
Income tax (expense) benefit	(8,530)	(12,534)	(5,090)	17,624	(8,530)
Net income (loss)	(17,472)	(6,723)	10,073	18,809	4,687
Less: Net loss attributable to the noncontrolling interests	—	—	(4,535)	—	(4,535)
Net income (loss) attributable to Rice Energy	$(17,472)	$(6,723)	$5,538	$18,809	$152

Statement of Operations for the Three Months Ended March 31, 2014
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Natural gas, oil and NGL sales	$—	$90,466	$—	$—	$90,466
Gathering, compression and water distribution	—	—	11	—	11
Total operating revenues	—	90,466	11	—	90,477

Operating expenses:
Lease operating	—	5,187	—	—	5,187
Gathering, compression and transportation	—	6,456	—	—	6,456
Production taxes and impact fees	—	639	—	—	639
Exploration	—	486	—	—	486
Midstream operation and maintenance	—	389	285	—	674
Incentive unit expense	—	68,177	5,625	—	73,802
Stock compensation expense	—	91	—	—	91
General and administrative	—	10,892	538	—	11,430
Depreciation, depletion and amortization	—	25,304	203	—	25,507
Total operating expenses	—	117,621	6,651	—	124,272

Operating loss	—	(27,155)	(6,640)	—	(33,795)
Interest expense	—	(7,042)	—	—	(7,042)
Gain on purchase of Marcellus joint venture	—	203,579	—	—	203,579
Other income (expense)	—	602	(11)	—	591
Loss on derivative instruments	—	(20,380)	—	—	(20,380)
Amortization of deferred financing costs	—	(489)	—	—	(489)
Loss on extinguishment of debt	—	(143)	—	—	(143)
Write-off of deferred financing costs	—	(836)	—	—	(836)
Equity loss of joint ventures	—	(2,656)	—	—	(2,656)
Equity in income (loss) of affiliate	126,988	(9,117)	—	(117,871)	—
Income (loss) before income taxes	126,988	136,363	(6,651)	(117,871)	138,829
Income tax (expense) benefit	(9,375)	(9,375)	(2,466)	11,841	(9,375)
Net income (loss)	117,613	126,988	(9,117)	(106,030)	129,454
Less: Net income attributable to the noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to Rice Energy	$117,613	$126,988	$(9,117)	$(106,030)	$129,454

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2015
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(45,325)	$41,446	$23,347	$(6,390)	$13,078
Capital expenditures for property and equipment	(907)	(239,810)	(90,612)	6,390	(324,939)
Investment in subsidiaries	(190,328)	(30,978)	—	221,306	—
Net cash (used in) provided by investing activities	(191,235)	(270,788)	(90,612)	227,696	(324,939)
Proceeds from borrowings	411,932	—	17,000	—	428,932
Repayments of debt obligations	(15,186)	(349)	—	—	(15,535)
Debt issuance costs	(7,570)	—	(292)	—	(7,862)
Offering costs related to the Partnership’s IPO	—	—	(146)	—	(146)
Distributions to the Partnership’s public unitholders	—	—	(587)	—	(587)
Parent distributions, net	—	192,333	28,973	(221,306)	—
Net cash provided by (used in) financing activities	389,176	191,984	44,948	(221,306)	404,802

Increase (decrease) in cash	152,616	(37,358)	(22,317)	—	92,941
Cash, beginning of year	181,835	41,934	32,361	—	256,130
Cash, end of period	$334,451	$4,576	$10,044	$—	$349,071

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2014
(in thousands)	Parent		Guarantors		Non-Guarantors		Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(40)		$39,188		$(3,604)		$—	$35,544
Capital expenditures for property and equipment	—	—	(165,278)	—	(14,509)	—	—	(179,787)
Investment in subsidiaries	(600,199)		(17,633)		—		617,832	—
Acquisition of Marcellus JV, net of cash acquired	—		(82,766)		—		—	(82,766)
Proceeds from sale of interest in gas properties	—		11,263		—		—	11,263
Net cash provided by (used in) investing activities	(600,199)		(254,414)		(14,509)		617,832	(251,290)
Repayments of debt obligations	—		(192,114)		—		—	(192,114)
Restricted cash for convertible debt	—		8,268		—		—	8,268
Debt issuance costs	—		(446)		—		—	(446)
Shares of stock in IPO, net of costs	600,239		(3,144)		—		—	597,095
Parent contributions, net	—		600,199		17,633		(617,832)	—
Net cash provided by (used in) financing activities	600,239		412,763		17,633		(617,832)	412,803

Increase (decrease) in cash	—		197,537		(480)		—	197,057
Cash, beginning of year	—		31,408		204		—	31,612
Cash, end of period	$—		$228,945		$(276)		$—	$228,669

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2014 Annual Report, as well as the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. See “Cautionary Statement Regarding Forward-Looking Statements.” Also, see the risk factors and other cautionary statements described under the heading “Risk Factors” included elsewhere in this Quarterly Report. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Overview
Rice Energy is an independent natural gas and oil company engaged in the acquisition, exploration and development of natural gas, oil and NGL properties in the Appalachian Basin. We operate in two business segments: exploration and production and midstream. The exploration and production segment is responsible for the acquisition, exploration and development of natural gas, oil and NGL properties in the Appalachian Basin. The midstream segment is engaged in the gathering and compression of natural gas, oil and NGL production, and in the provision of water services to support the well completion activities, of Rice Energy and third-parties.
On January 29, 2014, we completed our initial public offering and related transactions (the “IPO”), including our reorganization and concurrent acquisition of Alpha Holdings’ 50% interest in our Marcellus joint venture. On December 22, 2014, RMP completed its initial public offering and related transactions (the “RMP IPO”), including our contribution to it of certain gas gathering and compression assets.
As a result of the reorganizations that occurred during 2014, our historical financial condition and results of operations for the periods presented in this Quarterly Report may not be comparable, either from period to period or going forward. For example, information for the period from January 1, 2014 through January 29, 2014, pertains to the historical financial statements and results of operations of our accounting predecessor. Whereas our accounting predecessor, Rice Drilling B, was not subject to federal income tax during this period, we are a corporation subject to federal income tax at a statutory rate of 35% of pretax earnings. In addition, such period reflects only our 50% equity investment in our Marcellus joint venture. From and after our acquisition of the remaining 50% interest from Alpha Holdings on January 29, 2014, the results of operations of our Marcellus joint venture are consolidated into our results of operations.
In connection with the RMP IPO in December 2014, we contributed to RMP all of our gas gathering and compression assets in Washington and Greene Counties, Pennsylvania in exchange for, among other things, common and subordinated units representing a 50.0% limited partner interest and all of the incentive distribution rights in RMP. In addition to these interests, RMP distributed to us approximately $414.4 million of the net proceeds of the RMP IPO raised from the sale of common units representing the remaining 50.0% limited partner interest in RMP. Indirectly through Midstream Holdings, we own and control the general partner of RMP. As such, the results of operations of RMP and the assets we contributed to it remain consolidated into our results of operations following the RMP IPO and concurrent contribution. However, for the periods after December 22, 2014, our results of operations give effect to the noncontrolling interest in RMP attributable to the 50.0% limited partner interest of its public unitholders.
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
Sources of Revenues
The substantial majority of our revenues are derived from the sale of natural gas and do not include the effects of derivatives. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in realized prices. Our gathering, compression and water distribution revenues are primarily derived from our gathering and compression contracts with third-parties in addition to fees charged to outside working interest owners.

The following table provides detail of our operating revenues from the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
(in thousands)	2015	2014
Natural gas sales	$94,720	$90,466
Oil and NGL sales	2,192	—
Firm transportation sales, net	2,826	—
Gathering, compression and water distribution	9,801	11
Total operating revenues	$109,539	$90,477
NYMEX Henry Hub prompt month contract prices are widely-used benchmarks in the pricing of natural gas. The following table provides the high and low prices for NYMEX Henry Hub prompt month contract prices and our differential to the average of those benchmark prices for the periods indicated.

	Three Months Ended March 31,
	2015	2014
NYMEX Henry Hub High ($/MMBtu)	$3.30	$7.94
NYMEX Henry Hub Low ($/MMBtu)	$2.56	$3.96

NYMEX Henry Hub Price ($/MMBtu)	$2.87	$5.15
Less: Average Basis Impact ($/MMBtu) (1)	(0.56)	0.11
Plus: Btu Uplift (MMBtu/Mcf)	0.11	0.26
Pre-Hedge Realized Price ($/Mcf)	$2.42	$5.52

(1)
Differential is calculated by comparing the average NYMEX Henry Hub price to our volume weighted average realized price per MMBtu before hedges, including 50% of the volumes sold by our Marcellus joint venture for the period from January 1, 2014 through January 28, 2014, contained within the three months ended March 31, 2014. The remainder of the three months ended March 31, 2014 reflects 100% of the volumes sold by our Marcellus joint venture.

Consolidated Results of Operations
Below are some highlights of our financial and operating results for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

•	Our natural gas, oil and NGL sales were $96.9 million and $90.5 million in the three months ended March 31, 2015 and 2014, respectively.

•	Our production volumes were 39,621 MMcfe and 16,390 MMcfe in the three months ended March 31, 2015 and 2014, respectively.

•	Our firm transportation sales, net were $2.8 million and zero in the three months ended March 31, 2015 and 2014, respectively.

•	Our gathering, compression and water distribution revenues were $9.8 million and $11 thousand in the three months ended March 31, 2015 and 2014, respectively.

•	Our per unit cash production costs were $0.69 per Mcfe and $0.75 per Mcfe in the three months ended March 31, 2015 and 2014, respectively.

•	Our general and administrative expenses were $17.5 million and $11.4 million in the three months ended March 31, 2015 and 2014, respectively.

The following tables set forth selected operating and financial data for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

	Three Months Ended March 31,
	2015	2014	Change
Natural gas sales (in thousands):	$94,720	$90,466	$4,254
Oil and NGL sales (in thousands):	2,192	—	2,192
Natural gas, oil and NGL sales (in thousands):	$96,912	$90,466	$6,446

Firm transportation sales, net (in thousands):	$2,826	$—	$2,826

Natural gas production (MMcf):	39,089	16,390	22,699
Oil and NGL production (MBbls):	89	—	89
Total production (MMcfe)	39,621	16,390	23,231

Average natural gas prices before effects of hedges per Mcf:	$2.42	$5.52	$(3.10)
Average realized natural gas prices after effects of hedges per Mcf (1):	3.12	4.84	(1.72)
Average oil and NGL prices per Bbl:	24.71	—	24.71

Average costs per Mcfe:
Lease operating	$0.29	$0.32	$(0.03)
Gathering, compression and transportation	0.36	0.39	(0.03)
Production taxes and impact fees	0.04	0.04	—
General and administrative	0.44	0.70	(0.26)
Depreciation, depletion and amortization	1.58	1.56	0.02

Total gathering, compression and water distribution (in thousands):	$9,801	$11	$9,790
(1) The effect of hedges includes realized gains and losses on commodity derivative transactions.

	Three Months Ended March 31,
(in thousands, except per share data)	2015	2014	Change
Operating revenues:
Natural gas, oil and NGL sales	$96,912	$90,466	$6,446
Firm transportation sales, net	2,826	—	2,826
Gathering, compression and water distribution	9,801	11	9,790
Total operating revenues	109,539	90,477	19,062

Operating expenses:
Lease operating	11,591	5,187	6,404
Gathering, compression and transportation	14,420	6,456	7,964
Production taxes and impact fees	1,454	639	815
Exploration	739	486	253
Midstream operation and maintenance	3,331	674	2,657
Incentive unit expense	23,458	73,802	(50,344)
Stock compensation expense	3,255	91	3,164
General and administrative	17,490	11,430	6,060
Depreciation, depletion and amortization	62,581	25,507	37,074
Amortization of intangible assets	408	—	408
Contract termination fees	1,892	—	1,892
Total operating expenses	140,619	124,272	16,347

Operating loss	(31,080)	(33,795)	2,715
Interest expense	(16,129)	(7,042)	(9,087)
Gain on purchase of Marcellus joint venture	—	203,579	(203,579)
Other income	162	591	(429)
Realized gain (loss) on derivative instruments	27,396	(11,158)	38,554
Unrealized gain (loss) on derivative instruments	33,971	(9,222)	43,193
Amortization of deferred financing costs	(1,103)	(489)	(614)
Loss on extinguishment of debt	—	(143)	143
Write-off of deferred financing costs	—	(836)	836
Equity loss of joint ventures	—	(2,656)	2,656
Income before income taxes	13,217	138,829	(125,612)
Income tax expense	(8,530)	(9,375)	845
Net income	4,687	129,454	(124,767)
Less: Net loss attributable to noncontrolling interests	(4,535)	—	(4,535)
Net income attributable to Rice Energy Inc.	$152	$129,454	$(129,302)

Weighted average number of shares of common stock - basic	136,291,814	124,646,324	11,645
Weighted average number of shares of common stock - diluted	136,347,810	125,192,398	11,155
Earnings per share—basic	$—	$1.04	$(1.04)
Earnings per share—diluted	$—	$1.03	$(1.03)
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Total operating revenues. The $19.1 million increase in total operating revenues was mainly a result of the gathering and water service revenues in the first quarter of 2015 with no comparable revenue in the first quarter of 2014. In addition, an increase in natural gas, oil and NGL production in the first quarter of 2015 compared to the first quarter of 2014 was the result of increased drilling and completion activity, mainly in Washington and Greene Counties, Pennsylvania and Belmont County, Ohio,

and production from seven wells acquired in our Greene County, Pennsylvania acreage acquisition in August 2014. The impact of increased production volumes on operating revenues was offset by a decrease in realized prices. Our realized price in the first quarter of 2015 was $2.42 per Mcf compared to $5.52 per Mcf in the first quarter of 2014, in each case before the effect of hedges. Operating revenues for the first quarter of 2015 were also positively impacted by approximately $2.8 million in firm transportation sales, net, from the sale of unutilized capacity.
Lease operating expenses. The $6.4 million increase in lease operating expenses is attributable to an increase in the number of producing wells in 2015 as compared to the prior period. However, lease operating expenses per unit of production decreased due to improved efficiencies, primarily due to more producing wells per pad and lower fixed costs per well.
Gathering, compression and transportation. Gathering, compression and transportation expense for the first quarter of 2015 is mainly comprised of $10.8 million of transportation contracts with third parties and $2.8 million of deductions from our working interest partners on our non-operated wells. The $8.0 million increase in the expense period-over-period is primarily attributable to increased firm transportation contracts in the first quarter of 2015 compared to the first quarter of 2014.
Midstream operation and maintenance. The $2.7 million increase in midstream operation and maintenance expense period-over-period is primarily due to additional leases on compression equipment as well as maintenance costs and contract labor services.
Incentive unit expense. Incentive unit expense decreased $50.3 million period-over-period. In the first quarter of 2014, incentive unit expense primarily consisted of $66.0 million of non-cash compensation expense related to the outstanding units. In the first quarter of 2015, the $23.5 million expense consists of $14.3 million of non-cash compensation expense related to the outstanding units and $9.2 million related to changes in certain service condition assumptions. See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—9. Incentive Units” for additional information.
General and administrative expenses. The $6.1 million increase was primarily attributable to the additions of personnel to support our growth activities and related salary and employee benefits. At March 31, 2015, we had 308 employees as compared to 154 employees at March 31, 2014.
DD&A. The $37.1 million increase was a result of an increase in production and greater number of producing wells in the first quarter of 2015 compared to 2014. This is consistent with our expanded drilling program and increased production during the period. In addition, the increase was the result of an increase in midstream assets placed in service in the first quarter of 2015 as compared to the first quarter of 2014 and the related depreciation on those assets.
Interest expense. The $9.1 million increase was a result of higher levels of average borrowings outstanding during the first quarter of 2015 in order to fund our capital programs.
Gain on derivative instruments. The $27.4 million realized gain on derivative contracts in the first quarter of 2015 was due to cash receipts on the settlement of maturing contracts. Additionally, we recognized a $34.0 million unrealized gain in the first quarter of 2015. The gains in the first quarter of 2015 as compared to the losses in the same period in 2014 was attributable to a decrease in market prices.
Income tax expense. The $0.8 million decrease in income tax expense period-over-period is attributable to a lower estimated annual effective state tax rate which was offset by an increase in taxable income.

Business Segment Results of Operations
We operate in two business segments: exploration and production and midstream. The exploration and production segment is responsible for the acquisition, exploration and development of natural gas, oil and NGL properties in the Appalachian Basin. The midstream segment is engaged in the gathering and compression of natural gas, oil and NGL production of, and in the provision of water services to support the well completion activities of Rice Energy and third-parties. The midstream segment includes the financial results of the Partnership as well as the Company’s 50.0% limited partner interest and incentive distribution rights in the Partnership.
We evaluate our business segments based on on their contribution to our consolidated results based on operating income. Please see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—6. Financial Information by Business Segment” for a reconciliation of each segment’s operating income to our consolidated operating income.
The following tables set forth selected operating and financial data for each business segment the three months ended March 31, 2015 compared to the three months ended March 31, 2014:
Exploration and Production Segment

	Three Months Ended March 31,
(in thousands, except volumes)	2015	2014	Change
Operating revenues:
Natural gas, oil and NGL sales	$96,912	$90,466	$6,446
Firm transportation sales, net	2,826	—	2,826
Total operating revenues	99,738	90,466	9,272

Operating expenses:
Lease operating	11,591	5,187	6,404
Gathering, compression and transportation	27,676	6,456	21,220
Production taxes and impact fees	1,454	639	815
Exploration	739	486	253
Incentive unit expense	22,498	68,101	(45,603)
Stock compensation expense	2,220	91	2,129
General and administrative	13,299	9,569	3,730
Depreciation, depletion and amortization	58,914	25,064	33,850
Contract termination fees	1,892	—	1,892
Total operating expenses	140,283	115,593	24,690

Operating loss	$(40,545)	$(25,127)	$(15,418)

Operating volumes:
Natural gas production (MMcf):	39,089	16,390	22,699
Oil and NGL production (MBbls):	89	—	89
Total production (MMcfe)	39,621	16,390	23,231
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Total production. The 23,231 MMcfe increase in production was a result of increased drilling and completion activity, mainly in Washington and Greene Counties, Pennsylvania and Belmont County, Ohio, and production from seven wells acquired in our Greene County, Pennsylvania acreage acquisition on August 1, 2014.
Total operating revenues. The $9.3 million increase in natural gas, oil and NGL sales was mainly a result of an increase in production in the first quarter of 2015 compared to the first quarter of 2014 as discussed above. The impact of increased production volumes on operating revenues was offset by a decrease in realized prices. Our realized price in the first quarter of 2015 was $2.42 per Mcf compared to $5.52 per Mcf in the first quarter of 2014, in each case before the effect of hedges. In addition, operating revenues for the first quarter of 2015 were positively impacted by approximately $2.8 million in firm transportation sales, net, from the sale of unutilized capacity with no comparable revenue in the first quarter of 2014.
Lease operating expenses. The $6.4 million increase in lease operating expenses is attributable to an increase in the number of producing wells in 2015 as compared to the prior period. However, lease operating expenses per unit of production decreased due to improved efficiencies, primarily due to more producing wells per pad and lower fixed costs per well.
Gathering, compression and transportation. Gathering, compression and transportation expense for the first quarter of 2015 includes $13.6 million of gathering fees charged by the Partnership, $10.8 million of transportation contracts with third parties, $2.8 million of deductions from our working interest partners on our non-operated wells, $0.3 million of compression fees charged by the Partnership and $0.2 million of marketing expenses. The $21.2 million increase in gathering, compression and transportation expenses is mainly due to the gathering agreement with the Partnership as well as increased firm transportation contracts in the first quarter of 2015 compared to the first quarter of 2014.
General and administrative expenses. The $3.7 million increase in segment general and administrative expense was primarily attributable to the additions of personnel to support our growth activities and related salary and employee benefits.
DD&A. The $33.9 million increase was a result of an increase in production and greater number of producing wells in the first quarter of 2015 compared to 2014. This is consistent with our expanded drilling program and increased production during the period.
Midstream Segment

	Three Months Ended March 31,
(in thousands, except volumes)	2015	2014	Change
Operating revenues:
Gathering revenues	$18,745	$66	$18,679
Compression revenues	357	—	357
Water distribution revenues	10,345	—	10,345
Total operating revenues	29,447	66	29,381

Operating expenses:
Midstream operation and maintenance	3,331	674	2,657
Incentive unit expense	960	5,701	(4,741)
Stock compensation expense	1,035	—	1,035
General and administrative	4,191	1,861	2,330
Depreciation, depletion and amortization	3,667	443	3,224
Amortization of intangible assets	408	—	408
Total operating expenses	13,592	8,679	4,913

Operating income (loss)	$15,855	$(8,613)	$24,468

Operating volumes:
Gathering volumes (MDth/d):	668	250	418
Compression volumes (MDth/d):	64	—	64
Water distribution volumes (MMgal):	185	—	185
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Total operating revenues. The $29.4 million increase in total operating revenues was mainly the result of the gathering and water service contracts with the Partnership as well as third-party gathering revenue related to the acquisition of certain gas gathering assets in eastern Washington and Greene Counties, Pennsylvania in the second quarter of 2014.
Midstream operation and maintenance. Midstream operation and maintenance expense for the first quarter of 2015 includes $1.8 million of expense relative to our gathering assets and $1.5 million of expense relative to our fresh water distribution assets. The $2.7 million increase in expense period-over-period is primarily due to additional leases on compression equipment as well as maintenance costs and contract labor services.
General and administrative expenses. The $2.3 million increase in general and administrative expense was primarily attributable to the additions of personnel to support our growth activities and related salary and employee benefits.
DD&A. The $3.2 million increase was mainly the result of an increase in midstream assets placed in service in the first quarter of 2015 as compared to the first quarter of 2014 and the related depreciation on those assets. Additionally, the increase was the result of a $0.8 million disposal of a water asset and the related write-off of the net book value of the asset in accordance with successful efforts accounting.
Capital Resources and Liquidity
Our primary sources of liquidity have been the proceeds from equity and debt financings, equity contributions from our sponsors and borrowings under our Senior Secured Revolving Credit Facility (defined below). Our primary use of capital has been the acquisition and development of natural gas properties and associated midstream infrastructure. As we pursue reserve and production growth, we monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. We also expect to fund a portion of these requirements with cash flow from operations as we continue to bring additional production online.
Cash Flow Provided by Operating Activities
Net cash provided by operating activities was $13.1 million for the three months ended March 31, 2015, compared to $35.5 million of net cash provided by operating activities for the three months ended March 31, 2014. The change in operating cash flow was largely due to a decrease in our working capital accounts as a result of changes in the timing of cash receipts and disbursements. The decrease in operating cash flow was also impacted by lower natural gas price realizations offset by increased production during the three months ended March 31, 2015 as compared to the same period in 2014.
Cash Flow Used In Investing Activities
During the three months ended March 31, 2015 cash flows used in investing activities increased to $324.9 million from $251.3 million for the three months ended March 31, 2014. This was primarily related to increased capital expenditures detailed below.
Capital expenditures for exploration and production were $240.7 million and $165.3 million for the three months ended March 31, 2015 and 2014, respectively. The increase of $75.4 million was primarily attributable to the acquisition and development of our natural gas properties.
Capital expenditures for midstream operations totaled $90.6 million and $14.5 million for the three months ended March 31, 2015 and 2014, respectively. The increase of $76.1 million was attributable to the expansion of the Company’s midstream infrastructure.
Cash Flow Provided By Financing Activities
Net cash provided by financing activities of $404.8 million during the three months ended March 31, 2015 was primarily the result of the proceeds from our 2023 Notes offering (discussed below).  Net cash provided by financing activities of $412.8 million during the three months ended March 31, 2014 was primarily related to proceeds from our IPO.
Debt Agreements
Senior Notes
On April 25, 2014, we issued $900.0 million in aggregate principal amount of 6.25% senior notes due 2022 (the “2022 Notes”) in a private placement to eligible purchasers under Rule 144A and Regulation S of the Securities Act, which resulted in net proceeds to us of $882.7 million after deducting estimated expenses and underwriting discounts and commissions of approximately $17.3 million. We used $301.8 million of the net proceeds to repay and retire the Second Lien Term Loan Facility with Barclays Bank PLC, as administrative agent, and a syndicate of lenders in an aggregate principal amount of $300.0 million, and expect to use the remainder to fund our capital expenditure plan.
The 2022 Notes will mature on May 1, 2022, and interest is payable on the 2022 Notes on each May 1 and November 1. At any time prior to May 1, 2017, we may redeem up to 35% of the 2022 Notes at a redemption price of 106.25% of the principal amount, plus accrued and unpaid interest to the redemption date, with the proceeds of certain equity offerings so long as the redemption occurs within 180 days of completing such equity offering and at least 65% of the aggregate principal amount of the 2022 Notes remains outstanding after such redemption. Prior to May 1, 2017, we may redeem some or all of the 2022 Notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. Upon the occurrence of a Change of Control (as defined in the indenture governing the 2022 Notes), unless the Company has given notice to redeem the 2022 Notes, the holders of the 2022 Notes will have the right to require the Company to repurchase all or a portion of the 2022 Notes at a price equal to 101% of the aggregate principal amount of the 2022 Notes, plus any accrued and unpaid interest to the date of purchase. On and after May 1, 2017, we may redeem some or all of the 2022 Notes at redemption prices (expressed as percentages of principal amount) equal to 104.688% for the twelve-month period beginning on May 1, 2017, 103.125% for the twelve-month period beginning May 1, 2018, 101.563% for the twelve-month period beginning on May 1, 2019 and 100.000% beginning on May 1, 2020, plus accrued and unpaid interest to the redemption date.
On March 26, 2015, we issued $400.0 million in aggregate principal amount of 7.25% senior notes due 2023 (the “2023 Notes”) in a private placement to eligible purchasers under Rule 144A and Regulation S of the Securities Act, which resulted in net proceeds to us of $389.3 million after deducting estimated expenses and underwriting discounts and commissions of approximately $10.7 million. We intend to use the net proceeds for general corporate purposes, including capital expenditures.
The 2023 Notes will mature on May 1, 2023, and interest is payable on the 2023 Notes on each May 1 and November 1, commencing on November 1, 2015. At any time prior to May 1, 2018, we may redeem up to 35% of the 2023 Notes at a redemption price of 107.250% of the principal amount, plus accrued and unpaid interest to the redemption date, with the proceeds of certain equity offerings so long as the redemption occurs within 180 days of completing such equity offering and at least 65% of the aggregate principal amount of the 2023 Notes remains outstanding after such redemption. Prior to May 1, 2018, we may redeem some or all of the notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. Upon the occurrence of a Change of Control (as defined in the indenture governing the 2023 Notes, unless the Company has given notice to redeem the 2023 Notes, the holders of the 2023 Notes will have the right to require the Company to repurchase all or a portion of the 2023 Notes at a price equal to 101% of the aggregate principal amount of the 2023 Notes, plus any accrued and unpaid interest to the date of purchase. On and after May 1, 2018, we may redeem some or all of the 2023 Notes at redemption prices (expressed as percentages of principal amount) equal to 105.438% for the twelve-month period beginning on May 1, 2018, 103.625% for the twelve-month period beginning May 1, 2019, 101.813% for the twelve-month period beginning on May 1, 2020 and 100.000% beginning on May 1, 2021, plus accrued and unpaid interest to the redemption date.
The indentures governing the 2022 Notes and the 2023 Notes (collectively, the “Notes”) restrict our ability and the ability of certain of our subsidiaries to: (i) incur or guarantee additional debt or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire our capital stock or subordinated debt; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; (vii) transfer and sell assets; and (viii) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications. If at any time when the Notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no default (as defined in the indentures) has occurred and is continuing, many of such covenants will terminate and we and our subsidiaries will cease to be subject to such covenants.
Senior Secured Revolving Credit Facility
In April 2013, we entered into our $300.0 million Senior Secured Revolving Credit Facility (the “Senior Secured Revolving Credit Facility”). In April 2014, we, as borrower, and Rice Drilling B, as predecessor borrower, amended and restated the credit agreement governing the Senior Secured Revolving Credit Facility (as amended, the “Amended Credit Agreement”) to, among other things, assign all of Rice Drilling B’s rights and obligations under the Senior Secured Revolving Credit Facility to us, and we assumed all such rights and obligations as borrower under the Amended Credit Agreement.
As of March 31, 2015, the borrowing base was $550.0 million and the sublimit for letters of credit was $175.0 million. We had zero borrowings outstanding and $114.4 million in letters of credit outstanding under the Amended Credit Agreement as of March 31, 2015, resulting in availability of $435.6 million. The maturity of the Amended Credit Agreement is January 29, 2019. On April 30, 2015, a scheduled redetermination occurred as a result of which the borrowing base of the facility increased from $550.0 million to $650.0 million. The next redetermination of the borrowing base is scheduled for October 2015.
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
The Amended Credit Agreement also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Amended Credit Agreement to be immediately due and payable. We were in compliance with such covenants and ratios as of March 31, 2015.
Midstream Holdings Revolving Credit Facility
On December 22, 2014, Midstream Holdings entered into a revolving credit facility (“Midstream Holdings Revolving Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders with a maximum credit amount of $300.0 million and a sublimit for letters of credit of $25.0 million. As of March 31, 2015, Midstream Holdings had $17.0 million borrowings outstanding and no letters of credit under this facility. The Midstream Holdings Revolving Credit Facility is available to fund working capital requirements and capital expenditures and to purchase assets and matures on December 22, 2019. Rice Olympus Midstream LLC, Rice Water Services (OH) LLC and Rice Water Services (PA) LLC are the guarantors of the obligations under the credit facility.
Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. Midstream Holdings has a choice of borrowing in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 225 to 300 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 125 to 200 basis points, depending on the leverage ratio then in effect. Midstream Holdings also pays a commitment fee based on the undrawn commitment amount ranging from 37.5 to 50 basis points.
The Midstream Holdings Revolving Credit Facility is secured by mortgages and other security interests on substantially all of the properties of, and guarantees from, Midstream Holdings and its restricted subsidiaries (which do not include RMP or Rice Midstream Management LLC, a Delaware limited liability company and general partner of RMP, or Rice Energy and its subsidiaries other than Midstream Holdings).
The Midstream Holdings Revolving Credit Facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Midstream Holdings Revolving Credit Facility to be immediately due and payable. Midstream Holdings was in compliance with such covenants and ratios as of March 31, 2015.
RMP Revolving Credit Facility
On December 22, 2014, Rice Midstream OpCo entered into a revolving credit facility (the “RMP Revolving Credit Facility”) with RMP, Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders with a maximum credit amount of $450.0 million with an additional $200.0 million of commitments available under an accordion feature subject to lender approval. The RMP Revolving Credit Facility provides for a letter of credit sublimit of $50.0 million. As of March 31, 2015, Rice Midstream OpCo had no borrowings outstanding and no letters of credit under this facility. The RMP Revolving Credit Facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes. The Partnership and its restricted subsidiaries are the guarantors of the obligations under the RMP Revolving Credit Facility.
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

The RMP Revolving Credit Facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the RMP Revolving Credit Facility to be immediately due and payable. RMP was in compliance with such covenants and ratios as of March 31, 2015.
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
To mitigate the potential negative impact on our cash flow caused by changes in oil and natural gas prices, we have entered into financial commodity derivative contracts in the form of swaps, zero cost collars, calls, puts and basis swaps to ensure that we receive minimum prices for a portion of our future oil and natural gas production when management believes that favorable future prices can be secured. We typically hedge the NYMEX Henry Hub price for natural gas. Pursuant to our Amended Credit Agreement, we are now permitted to hedge the greater of (i) the percentage of internally forecasted production (Column A) and (ii) the percentage of proved reserve volumes (Column B) according to the table below.

Months next succeeding the time as of which compliance is measured	Column A	Column B
Months 1 through 12	75%	85%
Months 13 through 24	50%	85%
Months 25 through 36	40%	85%
Months 37 through 48	25%	65%
Months 49 through 60	15%	65%
Our hedging activities are intended to support natural gas prices at targeted levels and to manage our exposure to natural gas price fluctuations. The counterparty is required to make a payment to us for the difference between the floor price specified in the contract and the settlement price, which is based on market prices on the settlement date, if the settlement price is below the floor price. We are required to make a payment to the counterparty for the difference between the ceiling price and the settlement price if the ceiling price is below the settlement price. These contracts may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty and zero cost collars that set a floor and ceiling price for the hedged production. For a description of our commodity derivative contracts, please see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—4. Derivative Instruments and 5. Fair Value of Financial Instruments” included elsewhere in this Quarterly Report.
By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have derivative instruments in place with eight different counterparties. As of March 31, 2015, our contracts with Wells Fargo Bank N.A. accounted for 40.2% of the net fair market value of our derivative assets. We believe Wells Fargo Bank N.A. is an acceptable credit risk. We are not required to provide credit support or collateral to Wells Fargo Bank N.A. under current contracts, nor are they required to provide credit support or collateral to us. As of March 31, 2015 and December 31, 2014, we did not have any past due receivables from counterparties.
Critical Accounting Policies and Estimates
Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2014 Annual Report. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to our Condensed Consolidated Financial Statements contained in this Quarterly Report.  The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

Off-Balance Sheet Arrangements
Currently, we do not have any off-balance sheet arrangements as defined by the SEC. In the ordinary course of business, we enter into various commitment agreements and other contractual obligations, some of which are not recognized in our consolidated financial statements in accordance with GAAP. See “Item 1. Financial Statements—7. Commitments and Contingencies” for a description of our commitments and contingencies.

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
Interest rate risks
As of March 31, 2015, we had zero borrowings and approximately $114.4 million in letters of credit outstanding under our Senior Secured Revolving Credit Facility. As of March 31, 2015, we had availability under the borrowing base of our Senior Secured Revolving Credit Facility of approximately $435.6 million and the borrowing base was $550.0 million. On April 30, 2015, we had a redetermination of the borrowing base under our Senior Secured Revolving Credit Facility which increased the borrowing base to $650.0 million. We have a choice of borrowing in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to LIBOR plus an applicable margin ranging from 150 to 250 basis points, depending on the percentage of our borrowing base utilized. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 50 to 150 basis points, depending on the percentage of our borrowing base utilized.
As of March 31, 2015, Rice Midstream Holdings had $17.0 million of borrowings and no letters of credit outstanding under the Midstream Holdings Revolving Credit Facility. Rice Midstream Holdings has a choice of borrowing in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 225 to 300 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 125 to 200 basis points, depending on the leverage ratio then in effect.
As of March 31, 2015, Rice Midstream OpCo had no borrowings and no letters of credit outstanding under the RMP Revolving Credit Facility. Rice Midstream OpCo has a choice of borrowing in Eurodollars or at the base rate. Eurodollar loans will bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 175 to 275 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month

Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 75 to 175 basis points, depending on the leverage ratio then in effect.
As of March 31, 2015, we did not have any derivatives in place to mitigate the effects of interest rate risk. We may implement an interest rate hedging strategy in the future.
Counterparty and customer credit risk
Our principal exposures to credit risk are through joint interest receivables ($162.5 million as of March 31, 2015) and the sale of our natural gas production ($70.9 million in receivables as of March 31, 2015), which we market to multiple natural gas marketing companies. Joint interest receivables arise from billing entities who own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. We have minimal ability to choose who participates in our wells. We are also subject to credit risk due to concentration of our natural gas receivables with three natural gas marketing companies. We do not require our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes in our risk factors from those described in our 2014 Annual Report. For a discussion of our potential risks and uncertainties, see the information in “Item 1A. Risk Factors” in our 2014 Annual Report.
Item 6. Exhibits

Exhibit Number	Exhibit
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

4.1
Indenture, dated as of March 26, 2015, by and among Rice Energy Inc., the several guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on March 26, 2015).

4.2	Form of 7.25% Senior Note due 2023 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on March 26, 2015).
4.3
Registration Rights Agreement, dated as of March 26, 2015, by and among Rice Energy Inc., the several guarantors named therein and Wells Fargo Securities, LLC as representative of the initial purchasers named therein (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on March 26, 2015).

10.1	Employment Agreement (Robert R. Wingo) (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K (File No. 001-36273) filed with the Commission on March 13, 2015).
10.2	Indemnification Agreement (Robert R. Wingo) (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K (File No. 001-36273) filed with the Commission on March 13, 2015).
10.3
Third Amendment to Third Amended and Restated Credit Agreement, dated as of March 23, 2015, among Rice Energy Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent and the lenders and other parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on March 23, 2015).

10.4
Purchase Agreement dated as of March 23, 2015 among the Company, the Guarantors and Wells Fargo Securities, LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on March 26, 2015).

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

**
Filed herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICE ENERGY INC.

Date:	May 8, 2015	By:	/s/ Daniel J. Rice IV
Daniel J. Rice IV
Director, Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2015	By:	/s/ Grayson T. Lisenby
Grayson T. Lisenby
Senior Vice President and Chief Financial Officer
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

4.1
Indenture, dated as of March 26, 2015, by and among Rice Energy Inc., the several guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on March 26, 2015).

4.2	Form of 7.25% Senior Note due 2023 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on March 26, 2015).
4.3
Registration Rights Agreement, dated as of March 26, 2015, by and among Rice Energy Inc., the several guarantors named therein and Wells Fargo Securities, LLC as representative of the initial purchasers named therein (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on March 26, 2015).

10.1	Employment Agreement (Robert R. Wingo) (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K (File No. 001-36273) filed with the Commission on March 13, 2015).
10.2	Indemnification Agreement (Robert R. Wingo) (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K (File No. 001-36273) filed with the Commission on March 13, 2015).
10.3
Third Amendment to Third Amended and Restated Credit Agreement, dated as of March 23, 2015, among Rice Energy Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent and the lenders and other parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on March 23, 2015).

10.4
Purchase Agreement dated as of March 23, 2015 among the Company, the Guarantors and Wells Fargo Securities, LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on March 26, 2015).

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

**
Filed herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, except to the extent that the registrant specifically incorporates it by reference.

GLOSSARY OF OIL AND NATURAL GAS TERMS

The following are abbreviations and definitions of certain terms used in this document, which are commonly used in the oil and natural gas industry:
“Barrel” or “Bbl.” 42 U.S. gallons measured at 60 degrees Fahrenheit.
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
“MBbls.” One thousand barrels.
“Mcf.” One thousand cubic feet of natural gas.
“Mcfe.” One thousand cubic feet of natural gas equivalent, determined by using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate of natural gas liquids.
“MDth/d.” One thousand dekatherms per day.
“MMBbls.” One million barrels.
“MMBtu.” One million Btu.
“MMGal” One million gallons.
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