Form 10-Q
period 2015-06-30
Rice Energy Inc.
filed 2015-08-07
CIK 1588238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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

Number of shares of the registrant’s common stock outstanding at August 4, 2015: 136,393,834 shares

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
Forward-looking statements may include statements about our:

•	business strategy;

•	reserves;

•	financial strategy, liquidity and capital required for our development program;

•	realized natural gas, NGLs and oil prices;

•	timing and amount of future production of natural gas, NGLs and oil;

•	hedging strategy and results;

•	future drilling plans;

•	competition and government regulations;

•	pending legal or environmental matters;

•	marketing of natural gas, NGLs and oil;

•	leasehold or business acquisitions;

•	costs of developing our properties and conducting our gathering and other midstream operations;

•	operations of Rice Midstream Partners LP;

•	general economic conditions;

•	credit and capital markets;

•	uncertainty regarding our future operating results; and

•	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.
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

Commonly Used Defined Terms
As used in the Quarterly Report, unless the context indicates or otherwise requires, the following terms have the following meanings:

•	“Rice Energy,” the “Company,” “we,” “our,” “us” or like terms refer collectively to Rice Energy Inc. and its consolidated subsidiaries, including Rice Drilling B;

•	“Rice Drilling B” refers to Rice Drilling B LLC, a wholly-owned subsidiary of Rice Energy;

•	“RMP” or the “Partnership” refer to Rice Midstream Partners LP (NYSE: RMP);

•	“Rice Midstream OpCo” refers to Rice Midstream OpCo LLC, a wholly-owned subsidiary of RMP;

•	“Midstream Holdings” refers to Rice Midstream Holdings LLC, a wholly-owned subsidiary of Rice Energy;

•	“Alpha Holdings” refers to Foundation PA Coal Company, LLC, a wholly-owned indirect subsidiary of Alpha Natural Resources, Inc.; and

•	“Marcellus joint venture” refers collectively to Alpha Shale Resources, LP and its general partner, Alpha Shale Holdings, LLC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Rice Energy Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands)	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash	$256,676	$256,130
Accounts receivable	245,428	199,900
Prepaid expenses and other	6,358	3,427
Derivative assets	128,502	133,034
Total current assets	636,964	592,491

Gas collateral account	3,995	3,995
Property, plant and equipment, net	2,922,494	2,461,331
Deferred financing costs, net	31,220	25,103
Goodwill	334,050	334,050
Intangible assets, net	46,976	47,791
Derivative assets	55,507	63,188
Total assets	$4,031,206	$3,527,949

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$680
Accounts payable	110,375	152,329
Royalties payable	52,620	37,172
Accrued capital expenditures	131,177	108,290
Accrued interest	17,248	9,375
Leasehold payable	14,496	30,702
Deferred tax liabilities	51,805	54,688
Other accrued liabilities	44,672	43,439
Total current liabilities	422,393	436,675

Long-term liabilities:
Long-term debt	1,424,033	900,000
Leasehold payable	5,043	4,279
Deferred tax liabilities	210,638	209,218
Other long-term liabilities	14,898	12,609
Total liabilities	2,077,005	1,562,781

Stockholders’ equity:
Common stock, $0.01 par value; authorized - 650,000,000 shares; issued and outstanding - 136,372,658 shares and 136,280,766 shares, respectively	1,363	1,363
Preferred stock, $0.01 par value; authorized - 50,000,000 shares; none issued	—	—
Additional paid in capital	1,420,026	1,368,001
Accumulated earnings	83,816	153,346
Stockholders’ equity before noncontrolling interest	1,505,205	1,522,710
Noncontrolling interests in consolidated subsidiaries	448,996	442,458
Total liabilities and stockholders’ equity	$4,031,206	$3,527,949
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2015	2014	2015	2014
Operating revenues:
Natural gas, oil and natural gas liquids (“NGL”) sales	$100,890	$88,524	$197,802	$178,990
Firm transportation sales, net	438	2,113	3,264	2,113
Gathering, compression and water distribution	11,566	1,303	21,367	1,314
Total operating revenues	112,894	91,940	222,433	182,417

Operating expenses:
Lease operating	11,090	6,667	22,681	11,853
Gathering, compression and transportation	16,842	8,014	31,262	14,471
Production taxes and impact fees	1,694	871	3,148	1,510
Exploration	356	473	1,095	959
Midstream operation and maintenance	2,801	1,162	6,132	1,835
Incentive unit expense	23,099	1,474	46,557	75,276
Stock compensation expense	4,212	1,125	7,467	1,216
General and administrative	20,425	14,845	37,914	26,275
Depreciation, depletion and amortization	76,140	32,552	138,721	58,059
Amortization of intangible assets	408	340	816	340
Other expense	1,998	—	3,889	—
Total operating expenses	159,065	67,523	299,682	191,794

Operating (loss) income	(46,171)	24,417	(77,249)	(9,377)
Interest expense	(23,359)	(15,941)	(39,488)	(22,983)
Gain on purchase of Marcellus joint venture	—	—	—	203,579
Other income (loss)	1,035	(195)	1,196	396
(Loss) gain on derivative instruments	(3,710)	(11,198)	57,657	(31,578)
Amortization of deferred financing costs	(1,306)	(532)	(2,409)	(1,021)
Loss on extinguishment of debt	—	(3,001)	—	(3,144)
Write-off of deferred financing costs	—	(6,060)	—	(6,896)
Equity loss of joint ventures	—	—	—	(2,656)
(Loss) income before income taxes	(73,511)	(12,510)	(60,293)	126,320
Income tax benefit (expense)	9,992	4,593	1,462	(4,782)
Net (loss) income	(63,519)	(7,917)	(58,831)	121,538
Less: Net income attributable to noncontrolling interests	(6,164)	—	(10,699)	—
Net (loss) income attributable to Rice Energy Inc.	$(69,683)	$(7,917)	$(69,530)	$121,538

Weighted average number of shares of common stock—basic	136,315,882	128,419,606	136,303,914	121,925,915
Weighted average number of shares of common stock—diluted	136,315,882	128,419,606	136,303,914	122,255,908
Earnings (loss) per share—basic	$(0.51)	$(0.06)	$(0.51)	$1.00
Earnings (loss) per share—diluted	$(0.51)	$(0.06)	$(0.51)	$0.99

Pro forma income tax benefit				$5,560
Pro forma net income				$127,098
Pro forma earnings per share—basic				$1.04
Pro forma earnings per share—diluted				$1.04
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net (loss) income	$(58,831)	$121,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	138,721	58,059
Amortization of deferred financing costs	2,409	1,021
Amortization of intangibles	816	340
Exploratory well costs	1,095	—
Incentive unit expense	46,557	75,276
Write-off of deferred financing costs	—	6,896
Loss on extinguishment of debt	—	3,144
Stock compensation expense	7,467	1,216
Derivative instruments fair value (gain) loss	(57,657)	31,578
Cash receipts (payments) for settled derivatives	69,870	(20,953)
Deferred income tax (benefit) expense	(1,462)	4,782
Fair value gain on purchase of Marcellus joint venture	—	(203,579)
Equity loss of joint ventures	—	2,656
Changes in operating assets and liabilities:
(Increase) in accounts receivable and receivable from affiliate	(45,531)	(29,337)
(Increase) in prepaid expenses and other assets	(2,912)	(2,470)
(Decrease) in accounts payable	(19,171)	(10,774)
Increase in accrued liabilities and other	8,114	22,153
Increase in royalties payable	15,448	13,683
Net cash provided by operating activities	104,933	75,229

Cash flows from investing activities:
Capital expenditures for property and equipment	(622,797)	(441,650)
Acquisition of Marcellus joint venture, net of cash acquired	—	(82,766)
Acquisition of Momentum assets	—	(111,447)
Proceeds from sale of interest in gas properties	10,201	11,542
Net cash used in investing activities	(612,596)	(624,321)

Cash flows from financing activities:
Proceeds from borrowings	538,932	900,000
Repayments of debt obligations	(16,091)	(498,865)
Restricted cash for convertible debt	—	8,268
Debt issuance costs	(8,526)	(18,436)
Offering costs related to the Partnership’s IPO	(129)	—
Distributions to the Partnership’s public unitholders	(5,977)	—
Costs relating to IPO	—	(1,405)
Proceeds from conversion of warrants	—	948
Proceeds from issuance of common stock sold in IPO, net of underwriting fees	—	598,500
Net cash provided by financing activities	508,209	989,010

Net increase in cash	546	439,918
Cash at the beginning of the year	256,130	31,612
Cash at the end of the period	$256,676	$471,530
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Condensed Consolidated Statements of Equity
(Unaudited)

(in thousands)	Common Stock ($0.01 par)	Additional Paid-In Capital	Accumulated (Deficit) Earnings	Total
Balance, January 1, 2014	$—	$—	$(65,108)	$298,647
Shares of common stock issued in corporate reorganization	880	362,875	—	—
Shares of common stock issued in IPO, net of offering costs	300	593,120	—	593,420
Shares of common stock issued in purchase of Marcellus joint venture	95	221,905	—	222,000
Conversion of restricted units into shares of common stock at IPO	—	36,306	—	36,306
Conversion of convertible debentures into shares of common stock after IPO	6	6,599	—	6,605
Conversion of warrants into shares of common stock after IPO	6	942	—	948
Incentive unit compensation	—	75,276	—	75,276
Stock compensation	—	1,216	—	1,216
Tax impact of initial public offering and corporate reorganization	—	(164,504)	—	(164,504)
Consolidated net income	—	—	121,538	121,538
Balance, June 30, 2014	$1,287	$1,133,735	$56,430	$1,191,452

(in thousands)	Common Stock ($0.01 par)	Additional Paid-In Capital	Accumulated (Deficit) Earnings	Stockholders Equity before Non-Controlling Interest	Non-Controlling Interest	Total
Balance, January 1, 2015	$1,363	$1,368,001	$153,346	$1,522,710	$442,458	$1,965,168
Incentive unit compensation	—	46,557	—	46,557	—	46,557
Stock compensation	—	5,468	—	5,468	1,945	7,413
Distributions to the Partnership's public unitholders	—	—	—	—	(5,977)	(5,977)
Offering costs related to the Partnership’s IPO	—	—	—	—	(129)	(129)
Consolidated net income	—	—	(69,530)	(69,530)	10,699	(58,831)
Balance, June 30, 2015	$1,363	$1,420,026	$83,816	$1,505,205	$448,996	$1,954,201
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Rice Energy Inc. (the “Company”) have been prepared by the Company’s management in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of June 30, 2015 and December 31, 2014 and its condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 and of cash flows for the six months ended June 30, 2015 and 2014.
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
The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. Rice Midstream Holdings LLC, a wholly-owned subsidiary of the Company (“Rice Midstream Holdings”), owns a 50.0% interest in Rice Midstream Partners LP, a publicly-traded subsidiary of the Company (the “Partnership”). The financial results of the Partnership are consolidated and the remaining 50.0% interest in the Partnership is reflected as noncontrolling interest in the condensed consolidated financial statements. All intercompany transactions have been eliminated in consolidation.
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
Accounts receivable are primarily from the Company’s joint interest partners and natural gas marketers. The Company extends credit to parties in the normal course of business based upon management’s assessment of their creditworthiness. A valuation allowance is provided for those accounts for which collection is estimated as doubtful; uncollectible accounts are written off and charged against the allowance. In estimating the allowance, management considers, among other things, how recently and how frequently payments have been received and the financial position of the party. There was no allowance recorded for any of the periods presented in the condensed consolidated financial statements. Accounts receivable as of June 30, 2015 and December 31, 2014 are detailed below.

(in thousands)	June 30, 2015	December 31, 2014
Joint interest	$142,552	$125,300
Natural gas sales	83,631	72,206
Other	19,245	2,394
Total accounts receivable	$245,428	$199,900

3.	Long-Term Debt
Long-term debt consists of the following as of June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015	December 31, 2014
Long-term Debt
Senior Notes Due 2022 (a)	$900,000	$900,000
Senior Notes Due 2023 (b)	397,033	—
Senior Secured Revolving Credit Facility (c)	—	—
Midstream Holdings Revolving Credit Facility (d)	97,000	—
RMP Revolving Credit Facility (e)	30,000	—
Other	—	680
Total debt	$1,424,033	$900,680
Less current portion	—	680
Long-term debt	$1,424,033	$900,000
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
7.25% Senior Notes Due 2023 (b)
On March 26, 2015, the Company issued $400.0 million in aggregate principal amount of 7.25% senior notes due 2023 (the “2023 Notes”) in a private placement to eligible purchasers under Rule 144A and Regulation S of the Securities Act, which resulted in net proceeds of $389.3 million, after deducting expenses and the initial purchasers’ discounts of approximately $10.7 million. The Company used a portion of the net proceeds for general corporate purposes, including capital expenditures, and intends to use the remaining net proceeds for general corporate purposes, including capital expenditures. The original issuance discount of $3.1 million related to the 2023 Notes is recorded as a reduction of the principal amount. For the three and six months ended June 30, 2015, the Company recorded $0.1 million and $0.1 million, respectively, of amortization of the debt discount as interest expense using the effective interest method and a rate of 7.345%.
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
Senior Secured Revolving Credit Facility (c)
In April 2013, the Company entered into a Senior Secured Revolving Credit Facility (the “Senior Secured Revolving Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders. As of June 30, 2015, the borrowing base under the Third Amended and Restated Credit Agreement (as amended, the “Amended Credit Agreement”) governing the Senior Secured Revolving Credit Facility was $650.0 million and the sublimit for letters of credit was $175.0 million. The Company had zero borrowings outstanding and $105.0 million in letters of credit outstanding under its Amended Credit Agreement as of June 30, 2015, resulting in availability of $545.0 million. The next redetermination of the borrowing base is scheduled for October 2015. The maturity date of the Senior Secured Revolving Credit Facility is January 29, 2019.
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

The Company was in compliance with such covenants and ratios effective as of June 30, 2015.

Midstream Holdings Revolving Credit Facility (d)
On December 22, 2014, Rice Midstream Holdings LLC entered into a revolving credit facility (the “Midstream Holdings Revolving Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders with a maximum credit amount of $300.0 million and a sublimit for letters of credit of $25.0 million. As of June 30, 2015, Rice Midstream Holdings had $97.0 million of borrowings outstanding and $0.1 million letters of credit under this facility. The credit facility is available to fund working capital requirements and capital expenditures and to purchase assets and matures on December 22, 2019.
Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. Under the revolving credit facility, Rice Midstream Holdings may elect to borrow in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 225 to 300 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 125 to 200 basis points, depending on the leverage ratio then in effect. Rice Midstream Holdings also pays a commitment fee based on the undrawn commitment amount ranging from 37.5 to 50 basis points.
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
Rice Midstream Holdings was in compliance with such covenants and ratios effective as of June 30, 2015.

RMP Revolving Credit Facility (e)
On December 22, 2014, Rice Midstream OpCo LLC, a wholly-owned subsidiary of the Partnership (“Rice Midstream OpCo”), entered into a revolving credit facility (the “RMP Revolving Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders with a maximum credit amount of $450.0 million with an additional $200.0 million of commitments available under an accordion feature subject to lender approval. The RMP Revolving Credit Facility provides for a letter of credit sublimit of $50.0 million. As of June 30, 2015, Rice Midstream OpCo had $30.0 million of borrowings outstanding and no letters of credit under this facility. The RMP Revolving Credit Facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes and matures on December 22, 2019.
Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. Under the revolving credit facility, the Partnership may elect to borrow in Eurodollars or at the base rate. Eurodollar loans bears interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 175 to 275 basis points, depending on the leverage ratio then in effect. Base rate loans bears interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 75 to 175 basis points, depending on the leverage ratio then in effect. The Partnership also pays a commitment fee based on the undrawn commitment amount ranging from 35 to 50 basis points.
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

The Partnership was in compliance with such covenants and ratios effective as of June 30, 2015.

Expected Aggregate Maturities
Expected aggregate maturities of the notes payable as of June 30, 2015 are as follows (in thousands):

Remainder of Year Ending December 31, 2015	$—
Year Ending December 31, 2016	—
Year Ending December 31, 2017	—
Year Ending December 31, 2018	—
Year Ending December 31, 2019 and Beyond	1,424,033
Total	$1,424,033
Interest paid in cash was approximately $28.4 million and $28.5 million for the three and six months ended June 30, 2015, respectively, and $1.8 million and $8.8 million for the three and six months ended June 30, 2014, respectively.

4.	Derivative Instruments
The Company uses derivative commodity instruments that are placed with major financial institutions whose creditworthiness is regularly monitored. The Company’s derivative counterparties share in the Amended Credit Agreement collateral. The Company’s hedging activities are intended to support natural gas prices at targeted levels and to manage its exposure to natural gas price fluctuations. To mitigate the potential negative impact on the Company’s cash flow caused by changes in natural gas prices, the Company has entered into financial commodity derivative contracts in the form of swaps, zero cost collars, calls, puts and basis swaps to ensure that it receives minimum prices for a portion of its future natural gas production when management believes that favorable future prices can be secured.
The Company’s derivative commodity instruments have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized in income currently. As of June 30, 2015, the Company has entered into derivative instruments with various financial institutions, fixing the price it receives for a portion of its natural gas through December 31, 2022, as summarized in the following table:

Swap Contract Expiration	MMBtu/day	Weighted Average Price
Year ending December 31, 2015:
NYMEX	194,000	$4.07
TCO	41,000	$3.30
Dominion South	71,000	$2.49

Year ending December 31, 2016:
NYMEX	295,000	$3.90
Dominion South	31,000	$2.62

Year ending December 31, 2017:
NYMEX	80,000	$4.01

Collar Contract Expiration	MMBtu/day	Floor/Ceiling
Year ending December 31, 2015:
NYMEX	158,000	$3.96/$4.65

Year ending December 31, 2016:
NYMEX	40,000	$2.89/$3.68

Year ending December 31, 2017:
NYMEX	180,000	$3.11/$3.64

Year ending December 31, 2018:	160,000	$3.20/$3.70
NYMEX

Basis Contract Expiration	MMBtu/day	Swap ($/MMBtu)
Year ending December 31, 2015:
TCO	33,000	$(0.42)
Dominion South	16,000	$(1.12)
M2	20,000	$(0.94)
TETCO ELA	30,000	$(0.13)
MichCon	1,000	$(0.04)

Year ending December 31, 2016:
TCO	17,000	$(0.42)
Dominion South	45,000	$(1.10)
M2	40,000	$(1.08)
TETCO ELA	10,000	$(0.12)
MichCon	4,000	$(0.04)
Chicago	20,000	$(0.04)
ANR SE	15,000	$(0.13)

Year ending December 31, 2017:
Dominion South	20,000	$(0.96)
MichCon	4,000	$(0.04)

Year ending December 31, 2018:
Dominion South	65,000	$(0.69)
MichCon	4,000	$(0.04)

Year ending December 31, 2019:
Dominion South	60,000	$(0.61)
MichCon	20,000	$(0.12)

The following tables present the gross amounts of recognized derivative assets and liabilities, the amounts offset under netting arrangements with counterparties and the resulting net amounts presented in the condensed consolidated balance sheets for the periods presented, all at fair value (refer to Note 5 for derivative instruments at fair value):

	As of June 30, 2015
(in thousands)	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting arrangements	Derivative instruments, net
Derivative assets	$245,141	$(61,132)	$184,009

	As of December 31, 2014
(in thousands)	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting arrangements	Derivative instruments, net
Derivative assets	$201,775	$(5,553)	$196,222

5.	Fair Value of Financial Instruments
The Company determines fair value on a recurring basis for derivative instruments as these instruments are required to be recorded at fair value for each reporting amount. Fair value is based on quoted market prices, where available. If quoted market prices are not available, fair value is based upon models that use as inputs market-based parameters, including but not limited to forward curves, discount rates, broker quotes, volatilities and nonperformance risk.
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
The following assets and liabilities were measured at fair value on a recurring basis during the period (refer to Note 4 for details relating to derivative instruments):

	As of June 30, 2015
		Fair Value Measurements at Reporting Date Using
(in thousands)	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative instruments, at fair value	$184,009	$184,009	$—	$184,009	$—
Total assets	$184,009	$184,009	$—	$184,009	$—

	As of December 31, 2014
		Fair Value Measurements at Reporting Date Using
(in thousands)	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative instruments, at fair value	$196,222	$196,222	$—	$196,222	$—
Total assets	$196,222	$196,222	$—	$196,222	$—

The carrying value of cash equivalents approximates fair value due to the short maturity of the instruments. The Company’s non-financial assets, such as property, plant and equipment, goodwill and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. To the extent necessary, the Company applies unobservable inputs and management judgment due to the absence of quoted market prices (Level 3) to the valuation methodologies for these non-financial assets.
The estimated fair value and carrying amount of long-term debt as reported on the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 is shown in the table below (refer to Note 3 for details relating to the debt instruments). The fair value was estimated using Level 2 inputs based on rates reflective of the remaining maturity as well as the Company’s financial position.

	As of June 30, 2015		As of December 31, 2014
Long-Term Debt (in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes Due 2022	$900,000	$893,250	$900,000	$839,250
Senior Notes Due 2023	397,033	410,000	—	—
Senior Secured Revolving Credit Facility	—	—	—	—
Midstream Holdings Revolving Credit Facility	97,000	97,000	—	—
RMP Revolving Credit Facility	30,000	30,000	—	—
Other	—	—	680	680
Total	$1,424,033	$1,430,250	$900,680	$839,930

6.	Financial Information by Business Segment
The Company operates in two business segments: exploration and production and midstream. The exploration and production segment is responsible for the acquisition, exploration and development of natural gas, oil and NGL properties in the Appalachian Basin. The midstream segment is engaged in the gathering and compression of natural gas, oil and NGL production, and in the provision of water services to support the well completion activities, of Rice Energy and third parties. The midstream segment includes the financial results of the Partnership as well as the Company’s 50.0% limited partner interest and incentive distribution rights in the Partnership.
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

The operating results and assets of the Company’s reportable segments were as follows as of and for the three months ended June 30, 2015:

(in thousands)	Exploration and Production	Midstream	Elimination of Intersegment Transactions	Consolidated Total
Operating revenues:
Natural gas, oil and NGL sales	$100,890	$—	$—	$100,890
Firm transportation sales, net	438	—	—	438
Gathering, compression and water distribution	—	34,812	(23,246)	11,566
Total operating revenues	$101,328	$34,812	$(23,246)	$112,894

Operating expenses:
Lease operating	11,090	—	—	11,090
Gathering, compression and transportation	32,691	—	(15,849)	16,842
Production taxes and impact fees	1,694	—	—	1,694
Exploration	356	—	—	356
Midstream operation and maintenance	—	2,801	—	2,801
Incentive unit expense	21,885	1,214	—	23,099
Stock compensation expense	3,011	1,201	—	4,212
General and administrative	16,115	4,310	—	20,425
Depreciation, depletion and amortization	73,342	3,330	(532)	76,140
Amortization of intangible assets	—	408	—	408
Other expense	1,159	839	—	1,998
Total operating expenses	$161,343	$14,103	$(16,381)	$159,065

Operating (loss) income	$(60,015)	$20,709	$(6,865)	$(46,171)

Capital expenditures for segment assets	$211,925	$93,330	$(6,866)	$298,389

The operating results and assets of the Company’s reportable segments were as follows for the three months ended June 30, 2014:

(in thousands)	Exploration and Production	Midstream	Elimination of Intersegment Transactions	Consolidated Total
Operating revenues:
Natural gas, oil and NGL sales	$88,524	$—	$—	$88,524
Firm transportation sales, net	2,113	—	—	2,113
Gathering, compression and water distribution	—	1,393	(90)	1,303
Total operating revenues	$90,637	$1,393	$(90)	$91,940

Operating expenses:
Lease operating	6,667	—	—	6,667
Gathering, compression and transportation	8,104	—	(90)	8,014
Production taxes and impact fees	871	—	—	871
Exploration	473	—	—	473
Midstream operation and maintenance	—	1,162	—	1,162
Incentive unit expense	2,462	(988)	—	1,474
Stock compensation expense	994	131	—	1,125
General and administrative	9,430	5,415	—	14,845
Depreciation, depletion and amortization	31,397	1,155	—	32,552
Amortization of intangible assets	—	340	—	340
Total operating expenses	$60,398	$7,215	$(90)	$67,523

Operating income (loss)	$30,239	$(5,822)	$—	$24,417

Capital expenditures for segment assets	$229,015	$32,847	$—	$261,862

The operating results and assets of the Company’s reportable segments were as follows as of and for the six months ended June 30, 2015:

(in thousands)	Exploration and Production	Midstream	Elimination of Intersegment Transactions	Consolidated Total
Operating revenues:
Natural gas, oil and NGL sales	$197,802	$—	$—	$197,802
Firm transportation sales, net	3,264	—	—	3,264
Gathering, compression and water distribution	—	64,259	(42,892)	21,367
Total operating revenues	$201,066	$64,259	$(42,892)	$222,433

Operating expenses:
Lease operating	22,681	—	—	22,681
Gathering, compression and transportation	60,367	—	(29,105)	31,262
Production taxes and impact fees	3,148	—	—	3,148
Exploration	1,095	—	—	1,095
Midstream operation and maintenance	—	6,132	—	6,132
Incentive unit expense	44,383	2,174	—	46,557
Stock compensation expense	5,231	2,236	—	7,467
General and administrative	29,414	8,500	—	37,914
Depreciation, depletion and amortization	132,256	6,997	(532)	138,721
Amortization of intangible assets	—	816	—	816
Other expense	3,050	839	—	3,889
Total operating expenses	$301,625	$27,694	$(29,637)	$299,682

Operating (loss) income	$(100,559)	$36,565	$(13,255)	$(77,249)

Capital expenditures for segment assets	$452,642	$183,942	$(13,787)	$622,797

The operating results and assets of the Company’s reportable segments were as follows for the six months ended June 30, 2014:

(in thousands)	Exploration and Production	Midstream	Elimination of Intersegment Transactions	Consolidated Total
Operating revenues:
Natural gas, oil and NGL sales	$178,990	$—	$—	$178,990
Firm transportation sales, net	2,113	—	—	2,113
Gathering, compression and water distribution	—	1,459	(145)	1,314
Total operating revenues	$181,103	$1,459	$(145)	$182,417

Operating expenses:
Lease operating	11,853	—	—	11,853
Gathering, compression and transportation	14,616	—	(145)	14,471
Production taxes and impact fees	1,510	—	—	1,510
Exploration	959	—	—	959
Midstream operation and maintenance	—	1,835	—	1,835
Incentive unit expense	70,564	4,712	—	75,276
Stock compensation expense	1,085	131	—	1,216
General and administrative	18,998	7,277	—	26,275
Depreciation, depletion and amortization	56,461	1,598	—	58,059
Amortization of intangible assets	—	340	—	340
Total operating expenses	$176,046	$15,893	$(145)	$191,794

Operating income (loss)	$5,057	$(14,434)	$—	$(9,377)

Capital expenditures for segment assets	$394,293	$47,357	$—	$441,650

As of June 30, 2015: (in thousands)	Exploration and Production	Midstream	Elimination of Intersegment Transactions	Consolidated Total
Segment assets	$3,215,138	$829,855	$(13,787)	$4,031,206
Goodwill	$294,908	$39,142	$—	$334,050

As of December 31, 2014: (in thousands)	Exploration and Production	Midstream	Elimination of Intersegment Transactions	Consolidated Total
Segment assets	$2,935,814	$592,135	$—	$3,527,949
Goodwill	$294,908	$39,142	$—	$334,050

7.	Commitments and Contingencies
On October 14, 2013, the Company entered into a Development Agreement and Area of Mutual Interest (“AMI”) Agreement (collectively, the “Utica Development Agreements”) with Gulfport Energy Corporation (“Gulfport”) covering approximately 50,000 aggregate net acres in the Utica Shale in Belmont County, Ohio. Pursuant to the Utica Development Agreements, the Company had approximately 68.7% participating interest in acreage currently owned or to be acquired by the Company or Gulfport located within Goshen and Smith Townships (the “Northern Contract Area”) and an approximately 48.2% participating interest in acreage currently owned or to be acquired by the Company or Gulfport located within Wayne and Washington Townships (the “Southern Contract Area”), each within Belmont County, Ohio. The remaining participating interests are held by Gulfport. The participating interests of the Company and Gulfport in each of the Northern and Southern Contract Areas approximated the Company’s then-current relative acreage positions in each area.
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
The Company has commitments for gathering and firm transportation under existing contracts with third parties. Future payments under these contracts as of June 30, 2015 totaled $4,846.5 million (remainder of 2015 - $49.4 million, 2016 - $117.2 million, 2017 - $136.8 million, 2018 - $197.6 million, 2019 - $222.5 million, 2020 - $222.3 million and thereafter - $3,900.7 million).
The Company has three horizontal and two tophole drilling rigs under contract, of which two expire in 2016, two expire in 2017 and one expires in 2018. Future payments under these contracts as of June 30, 2015 totaled $64.6 million (remainder of 2015 - $21.3 million, 2016 - $28.9 million, 2017 - $12.2 million and 2018 - $2.2 million). Any other rig performing work for the Company is performed on a well-by-well basis and therefore can be released without penalty at the conclusion of drilling on the current well. These types of drilling obligations have not been included in the amounts above. The values above represent the gross amounts that the Company is committed to pay without regard to its proportionate share based on its working interest.
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
In August 2014, the Company completed a public offering (the “August 2014 Equity Offering”) of 13,729,650 shares of common stock at $27.30 per share, which included 7,500,000 shares sold by the Company and 6,229,650 shares sold by NGP Holdings and an affiliate of Alpha Natural Resources, Inc. (the “Selling Stockholders”). After deducting underwriting discounts and commissions of $7.7 million and transaction costs, the Company received net proceeds of $196.3 million. The Company received no proceeds from the sale of shares by the Selling Stockholders. The net proceeds from this offering were used to fund a portion of the Company’s 2014 capital budget.
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

On May 12, 2015, the Company and NGP Holdings entered into an Underwriting Agreement (the “Underwriting Agreement”) with Goldman, Sachs & Co. and Citigroup Global Markets Inc. (together, the “Underwriters”), relating to the offer and sale by NGP Holdings (the “Secondary Offering”) of 6,000,000 shares of common stock at a price to the public of $24.20 per share ($23.99 per share net of underwriting discounts and commissions). The Secondary Offering closed on May 15, 2015. The Company did not receive any proceeds from the sale of shares of common stock by NGP Holdings.
The Company’s Board of Directors did not declare or pay a dividend for the three or six months ended June 30, 2015 or 2014. A cash distribution to the Partnership’s unitholders of $0.1875 per common and subordinated unit was paid by the Partnership on May 14, 2015 related to the first quarter of 2015. On July 24, 2015, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders for the second quarter of 2015 of $0.1905 per common and subordinated unit. The cash distribution will be paid on August 13, 2015 to unitholders of record at the close of business on August 4, 2015.

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
Total compensation expense relative to these interests was $23.1 million and $46.6 million for the three and six months ended June 30, 2015, respectively, and $1.5 million and $75.3 million for the three and six months ended June 30, 2014, respectively. Of the compensation expense recognized for the three and six months ended June 30, 2015, approximately $1.9 million and $11.1 million, respectively, related to changes in certain service condition assumptions. The Company expects to recognize approximately $52.2 million of additional compensation expense over the remaining expected service period related to the Rice Holdings interests. The NGP Holdings interests are considered a liability-based award and will be adjusted to fair market value on a quarterly basis until all payments have been made. The recognized and unrecognized compensation expense related to the NGP Holdings interests is sensitive to certain assumptions, including the estimated timing of NGP Holdings’ sale of the Company’s common stock. As of June 30, 2015, the unrecognized compensation expense related to the NGP Holdings units is approximately $24.5 million. The compensation expense related to these interests is treated as additional paid in capital from Rice Holdings and NGP Holdings in our financial statements and is not deductible for federal or state income tax purposes. The compensation expense recognized is a non-cash charge, with the settlement obligation resting on NGP Holdings and Rice Holdings, and as such are not dilutive to Rice Energy Inc.
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
The sale of the Company’s stock by NGP Holdings in the Secondary Offering triggered a payment to holders of certain NGP Holdings incentive units in May 2015, which resulted in approximately $26.7 million expense for the three and six months ended June 30, 2015. See Note 8 for a discussion of the Secondary Offering.

Three tranches of the incentive units have a time vesting feature. A roll forward of those units from December 31, 2014 to June 30, 2015 is included below.

Vested Units Balance, December 31, 2014	1,800,911
Vested During Period	559,590
Forfeited During Period	—
Granted During Period	—
Canceled During Period	—
Vested Units Balance, June 30, 2015	2,360,501
Four tranches of the incentive units do not have a time vesting feature, and their payouts are triggered upon a future payment condition. As such, none of these awards have legally vested as of June 30, 2015. The fair value of the incentive units was estimated using a Monte Carlo simulation valuation model with the following assumptions:

Rice Holdings
Valuation Date	1/29/2014
Dividend Yield	0.00%
Expected Volatility	47.00%
Risk-Free Rate	1.11%
Expected Life (Years)	4.0

Rice Holdings
Valuation Date	4/14/2014
Dividend Yield	0.00%
Expected Volatility	45.19%
Risk-Free Rate	1.13%
Expected Life (Years)	3.8

Rice Holdings
Valuation Date	4/16/2014
Dividend Yield	0.00%
Expected Volatility	44.32%
Risk-Free Rate	1.18%
Expected Life (Years)	3.8

NGP Holdings
Valuation Date	6/30/2015
Dividend Yield	0.00%
Expected Volatility	47.29%
Risk-Free Rate	0.37%
Expected Life (Years)	1.25

10.	Stock-Based Compensation
During the year ended December 31, 2014 and the six months ended June 30, 2015, the Company granted stock compensation awards to certain non-employee directors and employees under the Company’s long-term incentive plan. The awards consisted of restricted stock units, which vest upon the passage of time, and performance stock units, which vest based upon attainment of specified performance criteria. Stock compensation expense related to these awards was $3.2 million and $5.5 million for the three and six months ended June 30, 2015, respectively, and $1.1 million and $1.2 million for the three and six months ended June 30, 2014, respectively. As of June 30, 2015, the Company has unrecognized compensation expense related to these equity awards of $26.0 million.

Stock compensation expense also includes phantom unit awards granted in connection with the closing of the Partnership’s IPO to certain non-employee directors of the Partnership and executive officers and employees of Rice Energy. The Partnership recorded $1.0 million and $2.0 million of stock compensation expense related to these awards in the three and six months ended June 30, 2015, respectively. As of June 30, 2015, the Partnership has unrecognized compensation expense related to these awards of $4.9 million.

11.	Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share takes into account the dilutive effect of potential common stock that could be issued by the Company in conjunction with stock awards that have been granted to directors and employees. The following is a calculation of the basic and diluted weighted-average number of shares of common stock outstanding and EPS for the three and six months ended June 30, 2015 and 2014. As indicated in Note 1, the Company’s corporate reorganization was considered a transaction amongst entities under common control. Therefore, the weighted average shares used in the Company’s EPS calculation assume that the Rice Energy Inc. corporate structure was in place for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2015	2014	2015	2014
Income (numerator):
Net (loss) income	$(69,683)	$(7,917)	$(69,530)	$121,538

Weighted-average number of shares of common stock (denominator):
Basic	136,315,882	128,419,606	136,303,914	121,925,915
Diluted	136,315,882	128,419,606	136,303,914	122,255,908

Earnings (loss) per share:
Basic	$(0.51)	$(0.06)	$(0.51)	$1.00
Diluted	$(0.51)	$(0.06)	$(0.51)	$0.99
For the three and six months ended June 30, 2015, 284,829 and 170,413 shares, respectively, attributable to equity awards were not included in the diluted earnings per share calculation as the Company incurred a net loss for the periods presented herein.
For the three months ended June 30, 2014, 109,593 shares were not considered dilutive as the Company incurred a net loss for the periods presented herein.

12.	Income Taxes
The Company is a corporation subject to federal income tax at a statutory rate of 35% of pretax earnings and, as such, its future income taxes will be dependent upon its future taxable income. The Company did not report any income tax benefit or expense for periods prior to the consummation of its IPO because Rice Drilling B, the Company’s accounting predecessor, is a limited liability company that was not subject to federal income tax. The reorganization of the Company’s business in connection with the closing of the IPO, such that it is now held by a corporation subject to federal income tax, required the recognition of a deferred tax asset or liability for the initial temporary differences at the time of the IPO. The resulting deferred tax liability of approximately $162.3 million was recorded in equity at the date of the completion of the IPO as it represents a transaction among shareholders. Additionally, the pro forma EPS for the six months ended June 30, 2014 disclosed in the accompanying condensed consolidated statements of operations assumes a statutory tax rate.
The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense. All of the Partnership’s earnings are included in the Company’s net income; however, the Company is not required to record income tax expense with respect to the portion of the Partnership’s earnings allocated to its noncontrolling public limited partners, which reduces the Company’s effective tax rate. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.

The tax benefit for the three and six months ended June 30, 2015 was $10.0 million and $1.5 million, respectively, resulting in an effective tax rate of approximately 14% and 2%, respectively. A tax benefit of $4.6 million was recorded for the three months ended June 30, 2014, resulting in an effective tax rate of approximately 37%. Tax expense of $4.8 million was recorded for the six months ended June 30, 2014, resulting in an effective tax rate of approximately 4%. The effective tax rate for the three and six months ended June 30, 2015 and 2014 differs from the statutory rate due principally to nondeductible incentive unit expense, pre-tax income prior to the IPO and the portion of the Partnership’s earnings allocated to its noncontrolling public limited partners.

Based on management’s analysis, the Company did not have any uncertain tax positions as of June 30, 2015.

13.	New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU No. 2014-09. The FASB created Topic 606 which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. ASU 2014-09 will enhance comparability of revenue recognition practices across entities, industries and capital markets compared to existing guidance. Additionally, ASU 2014-09 will reduce the number of requirements to which an entity must consider in recognizing revenue as this update will replace multiple locations for guidance. The FASB and International Accounting Standards Board initiated this joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for both U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 is effective for fiscal and interim periods beginning after December 15, 2016 and should be applied retrospectively. Early adoption of this standard is not permitted. In July 2015, the FASB deferred the effective date of the ASU to interim and annual periods beginning after December 15, 2017. The Company has not yet selected a transition method and is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.
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
On July 17, 2015, the Company entered into the Fifth Amendment to its Third Amended and Restated Credit Agreement and Amendment to Limited Consent and Second Amendment (the “Fifth Amendment”) to its Amended Credit Agreement. The Fifth Amendment expanded the Company’s hedging capabilities with respect to physical sales contracts. The Fifth Amendment, among other things, (i) revised the aggregate notional volume limitations for the Company’s hedging arrangements contained in the Amended Credit Agreement for the five year period following the date of the Amendment, (ii) provided a limited consent by the lenders to hedge additional volumes of natural gas with respect to calendar months of 2015 in which the Company is not calculated to exceed the notional volume limitations for such month and (iii) allowed the Company to enter into certain sales contracts with its lenders and their affiliates that are secured by the collateral under the Amended Credit Agreement, thereby reducing the Company’s need to post letters of credit with respect to certain firm transportation obligations.

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

Condensed Consolidated Balance Sheet as of June 30, 2015
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash	$162,358	$88,732	$5,586	$—	$256,676
Accounts receivable	322	227,853	17,253	—	245,428
Receivable from affiliates	37,082	—	26,424	(63,414)	92
Prepaid expenses and other assets	3,218	2,391	657	—	6,266
Derivative assets	36,668	91,834	—	—	128,502
Total current assets	239,648	410,810	49,920	(63,414)	636,964

Investments in subsidiaries	2,496,157	118,094	—	(2,614,251)	—
Gas collateral account	—	3,995	—	—	3,995
Property, plant and equipment, net	10,193	2,236,277	689,279	(13,255)	2,922,494
Deferred financing costs, net	26,681	—	4,539	—	31,220
Goodwill	—	294,908	39,142	—	334,050
Intangible assets, net	—	—	46,976	—	46,976
Derivative assets	7,900	47,607	—	—	55,507
Total assets	$2,780,579	$3,111,691	$829,856	$(2,690,920)	$4,031,206

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	1,962	64,535	43,878	—	110,375
Royalties payables	—	52,620	—	—	52,620
Accrued capital expenditures	—	77,729	53,448	—	131,177
Accrued interest	17,108	—	140	—	17,248
Leasehold payables	—	14,496	—	—	14,496
Deferred tax liabilities	11,393	40,412	—	—	51,805
Payable to affiliate	—	63,414	—	(63,414)	—
Other accrued liabilities	9,827	33,033	1,812	—	44,672
Total current liabilities	40,290	346,239	99,278	(63,414)	422,393

Long-term liabilities:
Long-term debt	1,297,033	—	127,000	—	1,424,033
Leasehold payable	—	5,043	—	—	5,043
Deferred tax liabilities	(65,496)	255,239	20,895	—	210,638
Other long-term liabilities	3,091	9,013	2,794	—	14,898
Total liabilities	1,274,918	615,534	249,967	(63,414)	2,077,005
Stockholders’ equity before noncontrolling interest	1,505,661	2,496,157	130,893	(2,627,506)	1,505,205
Noncontrolling interest	—	—	448,996	—	448,996
Total liabilities and stockholders’ equity	$2,780,579	$3,111,691	$829,856	$(2,690,920)	$4,031,206

Condensed Consolidated Balance Sheet as of December 31, 2014
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash	$181,835	$41,934	$32,361	$—	$256,130
Accounts receivable	1,773	196,974	1,153	—	199,900
Receivable from affiliates	634	55	2,198	(2,799)	88
Prepaid expenses and other assets	1,296	1,702	341	—	3,339
Derivative assets	47,291	85,743	—	—	133,034
Total current assets	232,829	326,408	36,053	(2,799)	592,491

Investments in subsidiaries	2,177,895	86,148	—	(2,264,043)	—
Gas collateral account	—	3,995	—	—	3,995
Property, plant and equipment, net	10,348	1,986,856	464,127	—	2,461,331
Deferred financing costs, net	20,081	—	5,022	—	25,103
Goodwill	—	294,908	39,142	—	334,050
Intangible assets, net	—	—	47,791	—	47,791
Other non-current assets	8,290	54,898	—	—	63,188
Total assets	$2,449,443	$2,753,213	$592,135	$(2,266,842)	$3,527,949

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$680	$—	$—	$680
Accounts payable	19,231	101,132	31,966	—	152,329
Royalties payables	—	37,172	—	—	37,172
Accrued capital expenditures	1,515	89,858	16,917	—	108,290
Accrued interest	9,375	—	—	—	9,375
Leasehold payables	—	30,702	—	—	30,702
Deferred tax liabilities	54,688	39,197	—	(39,197)	54,688
Other accrued liabilities	16,652	27,502	2,086	(2,801)	43,439
Total current liabilities	101,461	326,243	50,969	(41,998)	436,675

Long-term liabilities:
Long-term debt	900,000	—	—	—	900,000
Deferred tax liabilities	12,497	237,155	10,660	(51,094)	209,218
Leasehold payable	—	4,279	—	—	4,279
Other long-term liabilities	3,068	7,641	1,900	—	12,609
Total liabilities	1,017,026	575,318	63,529	(93,092)	1,562,781
Stockholders’ equity before noncontrolling interest	1,432,417	2,177,895	86,148	(2,173,750)	1,522,710
Noncontrolling interest	—	—	442,458	—	442,458
Total liabilities and stockholders’ equity	$2,449,443	$2,753,213	$592,135	$(2,266,842)	$3,527,949

Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2015
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Natural gas, oil and NGL sales	$—	$100,890	$—	$—	$100,890
Firm transportation sales, net	—	438	—	—	438
Gathering, compression and water distribution	—	—	34,812	(23,246)	11,566
Total operating revenues	—	101,328	34,812	(23,246)	112,894

Operating expenses:
Lease operating	—	11,090	—	—	11,090
Gathering, compression and transportation	—	32,691	—	(15,849)	16,842
Production taxes and impact fees	—	1,694	—	—	1,694
Exploration	—	212	144	—	356
Midstream operation and maintenance	—	—	2,801	—	2,801
Incentive unit expense	—	21,885	1,214	—	23,099
Stock compensation expense	—	3,011	1,201	—	4,212
General and administrative	—	16,116	4,309	—	20,425
Depreciation, depletion and amortization	—	73,119	3,553	(532)	76,140
Amortization of intangible assets	—	—	408	—	408
Other expense	—	1,159	839	—	1,998
Total operating expenses	—	160,977	14,469	(16,381)	159,065

Operating (loss) income	—	(59,649)	20,343	(6,865)	(46,171)
Interest expense	(22,381)	(18)	(960)	—	(23,359)
Other income	261	774	—	—	1,035
(Loss) gain on derivative instruments	(4,866)	1,156	—	—	(3,710)
Amortization of deferred financing costs	(1,054)	—	(252)	—	(1,306)
Equity income (loss) in affiliate	(62,845)	912	—	61,933	—
Income (loss) before income taxes	(90,885)	(56,825)	19,131	55,068	(73,511)
Income tax (expense) benefit	9,992	(6,020)	(5,189)	11,209	9,992
Net income (loss)	(80,893)	(62,845)	13,942	66,277	(63,519)
Less: Net loss attributable to the noncontrolling interests	—	—	(6,164)	—	(6,164)
Net income (loss) attributable to Rice Energy	$(80,893)	$(62,845)	$7,778	$66,277	$(69,683)

Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2014
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Natural gas, oil and NGL sales	$—	$88,524	$—	$—	$88,524
Firm transportation sales, net	—	2,113	—	—	2,113
Gathering, compression and water distribution	—	—	1,448	(145)	1,303
Total operating revenues	—	90,637	1,448	(145)	91,940

Operating expenses:
Lease operating	—	6,667	—	—	6,667
Gathering, compression and transportation	—	8,159	—	(145)	8,014
Production taxes and impact fees	—	871	—	—	871
Exploration	—	473	—	—	473
Midstream operation and maintenance	—	126	1,036	—	1,162
Incentive unit expense	—	2,387	(913)	—	1,474
Stock compensation expense	—	994	131	—	1,125
General and administrative	—	8,106	6,739	—	14,845
Depreciation, depletion and amortization	—	31,157	1,395	—	32,552
Amortization of intangible assets	—	—	340	—	340
Total operating expenses	—	58,940	8,728	(145)	67,523

Operating loss	—	31,697	(7,280)	—	24,417
Interest expense	(10,252)	(5,689)	—	—	(15,941)
Other income (expense)	19	(226)	12	—	(195)
Loss on derivative instruments	—	(11,198)	—	—	(11,198)
Amortization of deferred financing costs	(532)	—	—	—	(532)
Loss on extinguishment of debt	—	(3,001)	—	—	(3,001)
Write-off of deferred financing costs	—	(6,060)	—	—	(6,060)
Equity in income (loss) of affiliate	3,629	1,610	—	(5,239)	—
Income (loss) before income taxes	(7,136)	7,133	(7,268)	(5,239)	(12,510)
Income tax (expense) benefit	4,593	(3,504)	8,878	(5,374)	4,593
Net income (loss)	(2,543)	3,629	1,610	(10,613)	(7,917)
Less: Net income attributable to the noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to Rice Energy	$(2,543)	$3,629	$1,610	$(10,613)	$(7,917)

Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2015
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Natural gas, oil and NGL sales	$—	$197,802	$—	$—	$197,802
Firm transportation sales, net	—	3,264	—	—	3,264
Gathering, compression and water distribution	—	—	64,259	(42,892)	21,367
Total operating revenues	—	201,066	64,259	(42,892)	222,433

Operating expenses:
Lease operating	—	22,681	—	—	22,681
Gathering, compression and transportation	—	60,367	—	(29,105)	31,262
Production taxes and impact fees	—	3,148	—	—	3,148
Exploration	—	951	144	—	1,095
Midstream operation and maintenance	—	—	6,132	—	6,132
Incentive unit expense	—	44,383	2,174	—	46,557
Stock compensation expense	—	5,231	2,236	—	7,467
General and administrative	—	29,414	8,500	—	37,914
Depreciation, depletion and amortization	—	132,256	6,997	(532)	138,721
Amortization of intangible assets	—	—	816	—	816
Other expense	—	3,050	839	—	3,889
Total operating expenses	—	301,481	27,838	(29,637)	299,682

Operating (loss) income	—	(100,415)	36,421	(13,255)	(77,249)
Interest expense	(37,806)	(50)	(1,632)	—	(39,488)
Other income	355	832	9	—	1,196
Gain on derivative instruments	9,099	48,558	—	—	57,657
Amortization of deferred financing costs	(1,906)	—	(503)	—	(2,409)
Equity income (loss) in affiliate	(69,570)	60	—	69,510	—
Income (loss) before income taxes	(99,828)	(51,015)	34,295	56,255	(60,293)
Income tax (expense) benefit	1,462	(18,555)	(10,279)	28,834	1,462
Net income (loss)	(98,366)	(69,570)	24,016	85,089	(58,831)
Less: Net loss attributable to the noncontrolling interests	—	—	(10,699)	—	(10,699)
Net income (loss) attributable to Rice Energy	$(98,366)	$(69,570)	$13,317	$85,089	$(69,530)

Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2014
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Natural gas, oil and NGL sales	$—	$178,990	$—	$—	$178,990
Firm transportation sales, net	—	2,113	—	—	2,113
Gathering, compression and water distribution	—	—	1,459	(145)	1,314
Total operating revenues	—	181,103	1,459	(145)	182,417

Operating expenses:
Lease operating	—	11,853	—	—	11,853
Gathering, compression and transportation	—	14,616	—	(145)	14,471
Production taxes and impact fees	—	1,510	—	—	1,510
Exploration	—	959	—	—	959
Midstream operation and maintenance	—	515	1,320	—	1,835
Incentive unit expense	—	70,564	4,712	—	75,276
Stock compensation expense	—	1,085	131	—	1,216
General and administrative	—	18,998	7,277	—	26,275
Depreciation, depletion and amortization	—	56,461	1,598	—	58,059
Amortization of intangible assets	—	—	340	—	340
Total operating expenses	—	176,561	15,378	(145)	191,794

Operating loss	—	4,542	(13,919)	—	(9,377)
Interest expense	(10,252)	(12,731)	—	—	(22,983)
Gain on purchase of Marcellus joint venture	—	203,579	—	—	203,579
Other income (expense)	20	376	—	—	396
Loss on derivative instruments	—	(31,578)	—	—	(31,578)
Amortization of deferred financing costs	(532)	(489)	—	—	(1,021)
Loss on extinguishment of debt	—	(3,144)	—	—	(3,144)
Write-off of deferred financing costs	—	(6,896)	—	—	(6,896)
Equity loss of joint ventures	—	(2,656)	—	—	(2,656)
Equity in income (loss) of affiliate	130,617	(7,507)	—	(123,110)	—
Income (loss) before income taxes	119,853	143,496	(13,919)	(123,110)	126,320
Income tax (expense) benefit	(4,782)	(12,879)	6,412	6,467	(4,782)
Net income (loss)	115,071	130,617	(7,507)	(116,643)	121,538
Less: Net income attributable to the noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to Rice Energy	$115,071	$130,617	$(7,507)	$(116,643)	$121,538

Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2015
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(70,784)	$182,183	$7,321	$(13,787)	$104,933

Capital expenditures for property and equipment	(1,341)	(451,301)	(183,942)	13,787	(622,797)
Proceeds from sale of interest in gas properties	—	10,201	—	—	10,201
Investment in subsidiaries	(335,385)	(28,973)	—	364,358	—
Net cash (used in) provided by investing activities	(336,726)	(470,073)	(183,942)	378,145	(612,596)

Proceeds from borrowings	411,932	—	127,000	—	538,932
Repayments of debt obligations	(15,394)	(697)	—	—	(16,091)
Debt issuance costs	(8,505)	—	(21)	—	(8,526)
Offering costs related to the Partnership’s IPO	—	—	(129)	—	(129)
Distributions to the Partnership’s public unitholders	—	—	(5,977)	—	(5,977)
Parent distributions, net	—	335,385	28,973	(364,358)	—
Net cash provided by (used in) financing activities	388,033	334,688	149,846	(364,358)	508,209

Increase (decrease) in cash	(19,477)	46,798	(26,775)	—	546
Cash, beginning of year	181,835	41,934	32,361	—	256,130
Cash, end of period	$162,358	$88,732	$5,586	$—	$256,676

Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2014
(in thousands)	Parent		Guarantors		Non-Guarantors		Eliminations	Consolidated
Net cash provided by (used in) operating activities	$4,798		$78,502		$(8,071)		$—	$75,229

Capital expenditures for property and equipment	—	—	(394,293)	—	(47,357)	—	—	(441,650)
Investment in subsidiaries	(1,083,844)		(179,871)		—		1,263,715	—
Acquisition of Marcellus JV, net of cash acquired	—		(82,766)		—		—	(82,766)
Acquisition of Momentum assets	—		—		(111,447)		—	(111,447)
Proceeds from sale of interest in gas properties	—		11,542		—		—	11,542
Net cash provided by (used in) investing activities	(1,083,844)		(645,388)		(158,804)		1,263,715	(624,321)

Proceeds from borrowings	900,000		—		—		—	900,000
Repayments of debt obligations	—		(498,865)		—		—	(498,865)
Restricted cash for convertible debt	—		8,268		—		—	8,268
Debt issuance costs	(20,726)		2,290		—		—	(18,436)
Shares of stock in IPO, net of costs	600,244		(3,149)		—		—	597,095
Proceeds from conversion of warrants	—		948		—		—	948
Parent contributions, net	—		1,083,844		179,871		(1,263,715)	—
Net cash provided by (used in) financing activities	1,479,518		593,336		179,871		(1,263,715)	989,010

Increase (decrease) in cash	400,472		26,450		12,996		—	439,918
Cash, beginning of year	—		31,408		204		—	31,612
Cash, end of period	$400,472		$57,858		$13,200		$—	$471,530

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
Overview
Rice Energy is an independent natural gas and oil company engaged in the acquisition, exploration and development of natural gas, oil and NGL properties in the Appalachian Basin. We operate in two business segments: exploration and production and midstream. The exploration and production segment is responsible for the acquisition, exploration and development of natural gas, oil and NGL properties in the Appalachian Basin. The midstream segment is engaged in the gathering and compression of natural gas, oil and NGL production, and in the provision of water services to support the well completion activities, of Rice Energy and third parties.
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
Sources of Revenues
The substantial majority of our revenues are derived from the sale of natural gas and do not include the effects of derivatives. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in realized prices. Our gathering, compression and water distribution revenues are primarily derived from our gathering and compression contracts with third parties in addition to fees charged to outside working interest owners.

The following table provides detail of our operating revenues from the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Natural gas sales	$98,885	$88,492	$193,605	$178,958
Oil and NGL sales	2,005	32	4,197	32
Firm transportation sales, net	438	2,113	3,264	2,113
Gathering, compression and water distribution	11,566	1,303	21,367	1,314
Total operating revenues	$112,894	$91,940	$222,433	$182,417
NYMEX Henry Hub prompt month contract prices are widely-used benchmarks in the pricing of natural gas. The following table provides the high and low prices for NYMEX Henry Hub prompt month contract prices and our differential to the average of those benchmark prices for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
NYMEX Henry Hub High ($/MMBtu)	$3.07	$4.84	$3.30	$7.94
NYMEX Henry Hub Low ($/MMBtu)	$2.49	$4.35	$2.49	$3.96

NYMEX Henry Hub Price ($/MMBtu)	$2.72	$4.58	$2.80	$4.86
Less: Average Basis Impact ($/MMBtu) (1)	(0.74)	(0.74)	(0.67)	(0.42)
Plus: Btu Uplift (MMBtu/Mcf)	0.10	0.19	0.10	0.22
Pre-Hedge Realized Price ($/Mcf)	$2.08	$4.03	$2.23	$4.66

(1)
Differential is calculated by comparing the average NYMEX Henry Hub price to our volume weighted average realized price per MMBtu before hedges, including 50% of the volumes sold by our Marcellus joint venture for the period from January 1, 2014 through January 28, 2014, contained within the three and six months ended June 30, 2014. The remainder of the three and six months ended June 30, 2014 reflects 100% of the volumes sold by our Marcellus joint venture.

Consolidated Results of Operations
Below are some highlights of our financial and operating results for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014:

•
Our natural gas, oil and NGL sales were $100.9 million and $88.5 million in the three months ended June 30, 2015 and 2014, respectively, and $197.8 million and $179.0 million in the six months ended June 30, 2015 and 2014, respectively.

•
Our production volumes were 48,099 MMcfe and 21,969 MMcfe in the three months ended June 30, 2015 and 2014, respectively, and 87,720 MMcfe and 38,359 MMcfe in the six months ended June 30, 2015 and 2014, respectively.

•
Our firm transportation sales, net, were $0.4 million and $2.1 million in the three months ended June 30, 2015 and 2014, respectively, and $3.3 million and $2.1 million in the six months ended June 30, 2015 and 2014, respectively.

•
Our gathering, compression and water distribution revenues were $11.6 million and $1.3 million in the three months ended June 30, 2015 and 2014, respectively, and $21.4 million and $1.3 million in the six months ended June 30, 2015 and 2014, respectively.

•
Our per unit cash production costs were $0.62 per Mcfe and $0.70 per Mcfe in the three months ended June 30, 2015 and 2014, respectively, and $0.66 per Mcfe and $0.73 per Mcfe in the six months ended June 30, 2015 and 2014, respectively.

•
Our general and administrative expenses were $20.4 million and $14.8 million in the three months ended June 30, 2015 and 2014, respectively, and $37.9 million and $26.3 million in the six months ended June 30, 2015 and 2014, respectively.

The following tables set forth selected operating and financial data for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Natural gas sales (in thousands):	$98,885	$88,492	$10,393	$193,605	$178,958	$14,647
Oil and NGL sales (in thousands):	2,005	32	1,973	4,197	32	4,165
Natural gas, oil and NGL sales (in thousands):	$100,890	$88,524	$12,366	$197,802	$178,990	$18,812

Firm transportation sales, net (in thousands):	$438	$2,113	$(1,675)	$3,264	$2,113	$1,151

Natural gas production (MMcf):	47,559	21,966	25,593	86,647	38,356	48,291
Oil and NGL production (MBbls):	90	1	89	179	1	178
Total production (MMcfe)	48,099	21,969	26,130	87,720	38,359	49,361

Average natural gas prices before effects of hedges per Mcf:	$2.08	$4.03	$(1.95)	$2.23	$4.66	$(2.43)
Average realized natural gas prices after effects of hedges per Mcf (1):	2.97	3.59	(0.62)	3.04	4.11	(1.07)
Average oil and NGL prices per Bbl:	22.24	57.57	(35.33)	23.46	57.57	(34.11)

Average costs per Mcfe:
Lease operating	$0.23	$0.30	$(0.07)	$0.26	$0.31	$(0.05)
Gathering, compression and transportation	0.35	0.36	(0.01)	0.36	0.38	(0.02)
Production taxes and impact fees	0.04	0.04	—	0.04	0.04	—
General and administrative	0.42	0.68	(0.26)	0.43	0.69	(0.26)
Depreciation, depletion and amortization	1.58	1.48	0.10	1.58	1.51	0.07

Total gathering, compression and water distribution (in thousands):	$11,566	$1,303	$10,263	$21,367	$1,314	$20,053
(1) The effect of hedges includes realized gains and losses on commodity derivative transactions.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	Change	2015	2014	Change
Operating revenues:
Natural gas, oil and NGL sales	$100,890	$88,524	$12,366	$197,802	$178,990	$18,812
Firm transportation sales, net	438	2,113	(1,675)	3,264	2,113	1,151
Gathering, compression and water distribution	11,566	1,303	10,263	21,367	1,314	20,053
Total operating revenues	112,894	91,940	20,954	222,433	182,417	40,016

Operating expenses:
Lease operating	11,090	6,667	4,423	22,681	11,853	10,828
Gathering, compression and transportation	16,842	8,014	8,828	31,262	14,471	16,791
Production taxes and impact fees	1,694	871	823	3,148	1,510	1,638
Exploration	356	473	(117)	1,095	959	136
Midstream operation and maintenance	2,801	1,162	1,639	6,132	1,835	4,297
Incentive unit expense	23,099	1,474	21,625	46,557	75,276	(28,719)
Stock compensation expense	4,212	1,125	3,087	7,467	1,216	6,251
General and administrative	20,425	14,845	5,580	37,914	26,275	11,639
Depreciation, depletion and amortization	76,140	32,552	43,588	138,721	58,059	80,662
Amortization of intangible assets	408	340	68	816	340	476
Other expense	1,998	—	1,998	3,889	—	3,889
Total operating expenses	159,065	67,523	91,542	299,682	191,794	107,888

Operating (loss) income	(46,171)	24,417	(70,588)	(77,249)	(9,377)	(67,872)
Interest expense	(23,359)	(15,941)	(7,418)	(39,488)	(22,983)	(16,505)
Gain on purchase of Marcellus joint venture	—	—	—	—	203,579	(203,579)
Other income (loss)	1,035	(195)	1,230	1,196	396	800
(Loss) gain on derivative instruments	(3,710)	(11,198)	7,488	57,657	(31,578)	89,235
Amortization of deferred financing costs	(1,306)	(532)	(774)	(2,409)	(1,021)	(1,388)
Loss on extinguishment of debt	—	(3,001)	3,001	—	(3,144)	3,144
Write-off of deferred financing costs	—	(6,060)	6,060	—	(6,896)	6,896
Equity loss of joint ventures	—	—	—	—	(2,656)	2,656
(Loss) income before income taxes	(73,511)	(12,510)	(61,001)	(60,293)	126,320	(186,613)
Income tax benefit (expense)	9,992	4,593	5,399	1,462	(4,782)	6,244
Net (loss) income	(63,519)	(7,917)	(55,602)	(58,831)	121,538	(180,369)
Less: Net income attributable to noncontrolling interests	(6,164)	—	(6,164)	(10,699)	—	(10,699)
Net (loss) income attributable to Rice Energy Inc.	$(69,683)	$(7,917)	$(61,766)	$(69,530)	$121,538	$(191,068)

Weighted average number of shares of common stock - basic	136,315,882	128,419,606	7,896,276	136,303,914	121,925,915	14,377,999
Weighted average number of shares of common stock - diluted	136,315,882	128,419,606	7,896,276	136,303,914	122,255,908	14,048,006
Earnings per share - basic	$(0.51)	$(0.06)	$(0.45)	$(0.51)	$1.00	$(1.51)
Earnings per share - diluted	$(0.51)	$(0.06)	$(0.45)	$(0.51)	$0.99	$(1.50)

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Total operating revenues. The $21.0 million increase in total operating revenues was mainly a result of an increase in natural gas, oil and NGL production in the second quarter of 2015 compared to the second quarter of 2014 which was the result of increased drilling and completion activity, mainly in Washington County, Pennsylvania and Belmont County, Ohio. The impact of increased production volumes on operating revenues was offset by a decrease in realized prices. Our realized price in the second quarter of 2015 was $2.08 per Mcf compared to $4.03 per Mcf in the second quarter of 2014, in each case before the effect of hedges. Additionally, operating revenues were positively impacted by a $10.3 million increase in gathering, compression and water service revenues period-over-period. This increase primarily relates to increased third-party volumes and related revenues on gathering contracts as well as additional third-party volumes and revenues on new gathering contracts. Firm transportation sales, net, decreased period-over-period from $2.1 million in the second quarter of 2014 to $0.4 million in the second quarter of 2015 as we further utilized existing contracts for our operated production.
Lease operating expenses. The $4.4 million increase in lease operating expenses was attributable to an increase in the number of producing wells in the second quarter of 2015 as compared to the prior period. However, lease operating expenses per unit of production decreased period-over-period due to improved operating efficiencies, primarily relating to more producing wells per pad and lower rental and service costs.
Gathering, compression and transportation. Gathering, compression and transportation expense for the second quarter of 2015 is mainly comprised of $13.3 million of transportation contracts with third parties, $1.3 million of gathering charges from third parties and $1.4 million of charges from our working interest partners on our non-operated wells. The $8.8 million increase in the expense was primarily attributable to increased firm transportation expense in the second quarter of 2015 compared to the second quarter of 2014.
Midstream operation and maintenance. The $1.6 million increase in midstream operation and maintenance expense period-over-period was primarily due to additional contract labor and maintenance costs as well as additional leases on compression equipment.
Incentive unit expense. Incentive unit expense increased $21.6 million period-over-period. In the second quarter of 2014, incentive unit expense primarily consisted of $5.4 million of non-cash compensation expense related to the Rice Holdings incentive units, offset by $3.9 million of non-cash income related to the quarterly fair market value adjustment for the NGP Holdings incentive units. In the second quarter of 2015, the $23.1 million expense consisted of $7.0 million of non-cash compensation expense related to the Rice Holdings incentive units and $26.7 million related to payments made to certain holders of NGP Holdings incentive units, offset by $10.6 million of non-cash income related to the quarterly fair market value adjustment for the NGP Holdings incentive units. See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—9. Incentive Units” for additional information.
General and administrative expenses. The $5.6 million increase period-over-period was primarily attributable to the addition of personnel to support our growth activities and related salary and employee benefits. At June 30, 2015, we had 337 employees as compared to 223 employees at June 30, 2014. Additionally, general and administrative expenses increased period-over-period as a result of the costs associated with our accounting system implementation. The increase in general and administrative expenses was offset by approximately $1.3 million of acquisition costs in the prior period.
DD&A. The $43.6 million increase was primarily a result of an increase in production driven by a greater number of producing wells in the second quarter of 2015 compared to second quarter of 2014, which is consistent with our expanded drilling program. In addition, the increase was the result of an increase in midstream assets placed in service in the second quarter of 2015 as compared to the second quarter of 2014 and the related depreciation on those assets. The increase in DD&A expense per unit of production period-over-period is consistent with a greater number of non-producing midstream assets placed in service.
Interest expense. The $7.4 million increase period-over-period was a result of higher levels of average borrowings outstanding during the second quarter of 2015 in order to fund our capital programs.
Gain (loss) on derivative instruments. The $3.7 million loss on derivative contracts in the second quarter of 2015 was due to cash receipts of $42.5 million on the settlement of maturing contracts and a $46.2 million unrealized loss in the second quarter of 2015. The $11.2 million loss on derivative contracts in the second quarter of 2014 was due to cash payments of $9.8 million on the settlement of maturing contracts and a $1.4 million unrealized loss.
Income tax benefit (expense). The $5.4 million increase in the income tax benefit period-over-period was attributable to a decrease in taxable income in addition to a lower estimated annual effective state tax rate.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Total operating revenues. The $40.0 million increase in total operating revenues was mainly a result of the gathering, compression and water service revenues for the six months ended June 30, 2015 as compared to the same period in 2014. In addition, an increase in natural gas, oil and NGL production for the six months ended June 30, 2015 compared to 2014 was the result of increased drilling and completion activity, mainly in Washington County, Pennsylvania and Belmont County, Ohio. The impact of increased production volumes on operating revenues was offset by a decrease in realized prices. Our realized price for the six months ended June 30, 2015 was $2.23 per Mcf compared to $4.66 per Mcf for the six months ended June 30, 2014, in each case before the effect of hedges. Additionally, operating revenues were positively impacted by a $20.1 million increase in gathering, compression and water service revenues period-over-period. This increase primarily relates to increased third-party volumes and related revenues on existing gathering contracts as well as additional third-party volumes and revenues on new gathering contracts. Operating revenues for the six months ended June 30, 2015 were also positively impacted by approximately $3.3 million in firm transportation sales, net, from the sale of unutilized capacity compared to $2.1 million in the same period in 2014.
Lease operating expenses. The $10.8 million increase in lease operating expenses was attributable to an increase in the number of producing wells in the six months ended June 30, 2015 as compared to the prior period. However, lease operating expenses per unit of production decreased period-over-period due to improved operating efficiencies, primarily relating to more producing wells per pad and and lower rental and service costs.
Gathering, compression and transportation. Gathering, compression and transportation expense for the six months ended June 30, 2015 is mainly comprised of $24.0 million of transportation contracts with third parties, $4.2 million of charges from our working interest partners on our non-operated wells and $1.6 million of gathering charges from third parties. The $16.8 million increase in the expense period-over-period was primarily attributable to increased firm transportation expense in the six months ended June 30, 2015 compared to the same period in 2014.
Midstream operation and maintenance. The $4.3 million increase in midstream operation and maintenance expense period-over-period was primarily due to additional contract labor and maintenance costs as well as additional leases on compression equipment.
Incentive unit expense. Incentive unit expense decreased $28.7 million period-over-period. In the six months ended June 30, 2014, incentive unit expense primarily consisted of $27.9 million and $39.6 million of non-cash compensation expense related to the Rice Holdings and NGP Holdings incentive units, respectively, as well as $3.4 million of non-cash compensation expense for stock issuances to Rice Holdings incentive unit holders and $4.4 million related to payments made to certain holders of NGP Holdings incentive units. In the six months ended June 30, 2015, the $46.6 million expense consisted of $20.7 million of non-cash compensation expense related to the Rice Holdings incentive units and $26.7 million related to payments made to certain holders of NGP Holdings incentive units, offset by $0.8 million of non-cash income related to the fair market value adjustment for the NGP Holdings incentive units. See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—9. Incentive Units” for additional information.
General and administrative expenses. The $11.6 million increase period-over-period was primarily attributable to the addition of personnel to support our growth activities and related salary and employee benefits. At June 30, 2015, we had 337 employees as compared to 223 employees at June 30, 2014. Additionally, general and administrative expenses increased period-over-period as a result of the costs associated with our accounting system implementation. The increase in general and administrative expenses was offset by approximately $1.8 million of acquisition costs in the prior period.
DD&A. The $80.7 million increase was primarily a result of an increase in production driven by a greater number of producing wells in the six months ended June 30, 2015 compared to the same period in 2014, which is consistent with our expanded drilling program. In addition, the increase was the result of an increase in midstream assets placed in service in the six months ended June 30, 2015 as compared to the same period in 2014 and the related depreciation on those assets. The increase in DD&A expense per unit of production period-over-period is consistent with a greater number of non-producing midstream assets placed in service.
Interest expense. The $16.5 million increase was a result of higher levels of average borrowings outstanding during the six months ended June 30, 2015 in order to fund our capital programs.
Gain (loss) on derivative instruments. The $57.7 million gain on derivative contracts in the six months ended June 30, 2015 was due to cash receipts of $69.9 million on the settlement of maturing contracts and a $12.2 million unrealized loss in 2015. The $31.6 million loss on derivative contracts in the six months ended June 30, 2014 was due to cash payments of $21.0 million on the settlement of maturing contracts and a $10.6 million unrealized loss.

Income tax benefit (expense). The $6.2 million decrease in income tax expense period-over-period was attributable to a decrease in taxable income in addition to a lower estimated annual effective state tax rate.
Business Segment Results of Operations
We operate in two business segments: exploration and production and midstream. The exploration and production segment is responsible for the acquisition, exploration and development of natural gas, oil and NGL properties in the Appalachian Basin. The midstream segment is engaged in the gathering and compression of natural gas, oil and NGL production of, and in the provision of water services to support the well completion activities of Rice Energy and third parties. The midstream segment includes the financial results of the Partnership as well as the Company’s 50.0% limited partner interest and incentive distribution rights in the Partnership.
We evaluate our business segments based on their contribution to our consolidated results based on operating income. Please see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—6. Financial Information by Business Segment” for a reconciliation of each segment’s operating income to our consolidated operating income.
The following tables set forth selected operating and financial data for each business segment during the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014:
Exploration and Production Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except volumes)	2015	2014	Change	2015	2014	Change
Operating revenues:
Natural gas, oil and NGL sales	$100,890	$88,524	$12,366	$197,802	$178,990	$18,812
Firm transportation sales, net	438	2,113	(1,675)	3,264	2,113	1,151
Total operating revenues	101,328	90,637	10,691	201,066	181,103	19,963

Operating expenses:
Lease operating	11,090	6,667	4,423	22,681	11,853	10,828
Gathering, compression and transportation	32,691	8,104	24,587	60,367	14,616	45,751
Production taxes and impact fees	1,694	871	823	3,148	1,510	1,638
Exploration	356	473	(117)	1,095	959	136
Incentive unit expense	21,885	2,462	19,423	44,383	70,564	(26,181)
Stock compensation expense	3,011	994	2,017	5,231	1,085	4,146
General and administrative	16,115	9,430	6,685	29,414	18,998	10,416
Depreciation, depletion and amortization	73,342	31,397	41,945	132,256	56,461	75,795
Other expense	1,159	—	1,159	3,050	—	3,050
Total operating expenses	161,343	60,398	100,945	301,625	176,046	125,579

Operating (loss) income	$(60,015)	$30,239	$(90,254)	$(100,559)	$5,057	$(105,616)

Operating volumes:
Natural gas production (MMcf):	47,559	21,966	25,593	86,647	38,356	48,291
Oil and NGL production (MBbls):	90	1	89	179	1	178
Total production (MMcfe)	48,099	21,969	26,130	87,720	38,359	49,361
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Total operating revenues. The $12.4 million increase in natural gas, oil and NGL sales was mainly a result of an increase in production in the second quarter of 2015 compared to the second quarter of 2014 as discussed above. The impact of increased production volumes on operating revenues was offset by a decrease in realized prices. Our realized price in the second quarter of 2015 was $2.08 per Mcf compared to $4.03 per Mcf in the second quarter of 2014, in each case before the effect of hedges. The increase in operating revenues for the second quarter of 2015 were offset by a $1.7 million decrease period-over-period in firm transportation sales, net, from the sale of unutilized capacity as we further utilize our existing contracts for our own operated production.
Lease operating expenses. The $4.4 million increase in lease operating expenses was attributable to an increase in the number of producing wells in 2015 as compared to the prior period. However, lease operating expenses per unit of production decreased due to improved operating efficiencies, primarily due to more producing wells per pad and lower rental and service costs.
Gathering, compression and transportation. Gathering, compression and transportation expense for the second quarter of 2015 includes $17.1 million of affiliate and third party gathering fees, $13.3 million of transportation contracts with third parties and $1.4 million of charges from our working interest partners on our non-operated wells. The $24.6 million increase in gathering, compression and transportation expenses was mainly due to the gathering agreements with the midstream segment as well as increased firm transportation expense in the second quarter of 2015 compared to the second quarter of 2014.
General and administrative expenses. The $6.7 million increase in segment general and administrative expense period-over-period was primarily attributable to the additions of personnel to support our growth activities and related salary and employee benefits.
DD&A. The $41.9 million increase was a result of an increase in production and greater number of producing wells in the second quarter of 2015 compared to 2014, which is consistent with our expanded drilling program.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Total operating revenues. The $18.8 million increase in natural gas, oil and NGL sales was mainly a result of an increase in production in 2015 compared to 2014 as discussed above. The impact of increased production volumes on operating revenues was offset by a decrease in realized prices. Our realized price in 2015 was $2.23 per Mcf compared to $4.66 per Mcf in 2014, in each case before the effect of hedges. In addition, operating revenues for 2015 were positively impacted by an increase period-over-period of $1.2 million in firm transportation sales, net, from the sale of unutilized capacity.
Lease operating expenses. The $10.8 million increase in lease operating expenses was attributable to an increase in the number of producing wells in 2015 as compared to the prior period. However, lease operating expenses per unit of production decreased due to improved operating efficiencies, primarily due to more producing wells per pad and lower rental and service costs.
Gathering, compression and transportation. Gathering, compression and transportation expense for 2015 is primarily comprised of $30.7 million of affiliate and third party gathering fees, $24.0 million of transportation contracts with third parties and $4.2 million of charges from our working interest partners on our non-operated wells. The $45.8 million increase in gathering, compression and transportation expenses was mainly due to the gathering agreements with the midstream segment as well as increased firm transportation expense in 2015 compared to 2014.
General and administrative expenses. The $10.4 million increase in segment general and administrative expense period-over-period was primarily attributable to the additions of personnel to support our growth activities and related salary and employee benefits.
DD&A. The $75.8 million increase was a result of an increase in production and greater number of producing wells in 2015 compared to 2014, which is consistent with our expanded drilling program.

Midstream Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except volumes)	2015	2014	Change	2015	2014	Change
Operating revenues:
Gathering revenues	$25,164	$1,237	$23,927	$43,910	$1,303	$42,607
Compression revenues	818	156	662	1,174	156	1,018
Water distribution revenues	8,830	—	8,830	19,175	—	19,175
Total operating revenues	34,812	1,393	33,419	64,259	1,459	62,800

Operating expenses:
Midstream operation and maintenance	2,801	1,162	1,639	6,132	1,835	4,297
Incentive unit expense	1,214	(988)	2,202	2,174	4,712	(2,538)
Stock compensation expense	1,201	131	1,070	2,236	131	2,105
General and administrative	4,310	5,415	(1,105)	8,500	7,277	1,223
Depreciation, depletion and amortization	3,330	1,155	2,175	6,997	1,598	5,399
Amortization of intangible assets	408	340	68	816	340	476
Other expense	839	—	839	839	—	839
Total operating expenses	14,103	7,215	6,888	27,694	15,893	11,801

Operating income (loss)	$20,709	$(5,822)	$26,531	$36,565	$(14,434)	$50,999

Operating volumes:
Gathering volumes (MDth/d):	887	369	518	778	310	468
Compression volumes (MDth/d):	58	25	33	61	13	48
Water distribution volumes (MMgal):	163	—	163	348	—	348
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Total operating revenues. The $33.4 million increase in total operating revenues was mainly the result of the gathering and water service contracts between the upstream and midstream segments as well as an increase third-party gathering revenue related to the acquisition of certain gas gathering assets in eastern Washington and Greene Counties, Pennsylvania in the second quarter of 2014.
Midstream operation and maintenance. Midstream operation and maintenance expense for the second quarter of 2015 includes $1.8 million of expense relative to our fresh water distribution assets and $1.0 million of expense relative to our gathering assets. The $1.6 million increase in expense period-over-period was primarily due to contract labor and maintenance costs as well additional leases on compression equipment.
General and administrative expenses. The $1.1 million decrease in general and administrative expense period-over-period was attributable to approximately $1.2 million related to costs associated with the Momentum Acquisition in the prior period and a decrease in allocated general and administrative expenses to the midstream segment.
DD&A. The $2.2 million increase was mainly the result of an increase in midstream assets placed in service in the second quarter of 2015 as compared to the second quarter of 2014 and the related depreciation on those assets.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Total operating revenues. The $62.8 million increase in total operating revenues period-over-period was mainly the result of the gathering and water service contracts between the upstream and midstream segments as well as an increase in third-party gathering revenue related to the acquisition of certain gas gathering assets in eastern Washington and Greene Counties, Pennsylvania in 2014.

Midstream operation and maintenance. Midstream operation and maintenance expense for 2015 includes $3.3 million of expense relative to our fresh water distribution assets and $2.8 million of expense relative to our gathering assets. The $4.3 million increase in expense period-over-period was was primarily due to contract labor and maintenance costs as well additional leases on compression equipment.
General and administrative expenses. The $1.2 million increase in general and administrative expense period-over-period was primarily attributable to the additions of personnel to support our growth activities and related salary and employee benefits, which was offset by approximately $1.5 million related to costs associated with the Momentum Acquisition in the prior period.
DD&A. The $5.4 million increase was mainly the result of an increase in midstream assets placed in service in 2015 as compared to 2014 and the related depreciation on those assets. Additionally, the increase was the result of a $0.8 million disposal of a water asset and the related write-off of the net book value of the asset in accordance with successful efforts accounting.
Capital Resources and Liquidity
Our primary sources of liquidity have been the proceeds from equity and debt financings and borrowings under our Senior Secured Revolving Credit Facility (defined below). Our primary use of capital has been the acquisition and development of natural gas properties and associated midstream infrastructure. As we pursue reserve and production growth, we monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. We also expect to fund a portion of these requirements with cash flow from operations as we continue to bring additional production online.
Cash Flow Provided by Operating Activities
Net cash provided by operating activities was $104.9 million for the six months ended June 30, 2015, compared to $75.2 million of net cash provided by operating activities for the six months ended June 30, 2014. The increase in operating cash flow was primarily due increases in operating income including cash receipts on settled derivatives, offset by increases in the accounts receivable balance, which is consistent with production growth.
Cash Flow Used In Investing Activities
During the six months ended June 30, 2015 cash flows used in investing activities consisted of $612.6 million for capital expenditures for property and equipment, while the $624.3 million of cash flows used in investing activities for the six months ended June 30, 2014 primarily consisted of $441.7 million of capital expenditures for property and equipment and $194.2 million related to acquisition activity.
Capital expenditures for exploration and production were $452.6 million and $394.3 million for the six months ended June 30, 2015 and 2014, respectively. The increase of $58.3 million was primarily attributable to the acquisition and development of our natural gas properties.
Capital expenditures for midstream operations totaled $183.9 million and $47.4 million for the six months ended June 30, 2015 and 2014, respectively. The increase of $136.6 million was attributable to the expansion of the Company’s midstream infrastructure.
Cash Flow Provided By Financing Activities
Net cash provided by financing activities of $508.2 million during the six months ended June 30, 2015 was primarily the result of the proceeds from our 2023 Notes offering (discussed below) and borrowings on the Midstream Holdings Revolving Credit Facility and the RMP Revolving Credit Facility.  Net cash provided by financing activities of $989.0 million during the six months ended June 30, 2014 was primarily the result of proceeds from our 2022 Notes offering (discussed below) and our IPO, which was offset by repayments of debt.
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
On March 26, 2015, we issued $400.0 million in aggregate principal amount of 7.25% senior notes due 2023 (the “2023 Notes”) in a private placement to eligible purchasers under Rule 144A and Regulation S of the Securities Act, which resulted in net proceeds to us of $389.3 million after deducting estimated expenses and underwriting discounts and commissions of approximately $10.7 million. The Company used a portion of the net proceeds for general corporate purposes, including capital expenditures, and intends to use the remaining net proceeds for general corporate purposes, including capital expenditures.
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
As of June 30, 2015, the borrowing base was $650.0 million and the sublimit for letters of credit was $175.0 million. We had zero borrowings outstanding and $105.0 million in letters of credit outstanding under the Amended Credit Agreement as of June 30, 2015, resulting in availability of $545.0 million. The maturity date of the Senior Secured Revolving Credit Facility is January 29, 2019.
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
The Amended Credit Agreement also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Amended Credit Agreement to be immediately due and payable. We were in compliance with such covenants and ratios as of June 30, 2015.
Midstream Holdings Revolving Credit Facility
On December 22, 2014, Midstream Holdings entered into a revolving credit facility (“Midstream Holdings Revolving Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders with a maximum credit amount of $300.0 million and a sublimit for letters of credit of $25.0 million. As of June 30, 2015, Midstream Holdings had $97.0 million borrowings outstanding and $0.1 million letters of credit under this facility. The Midstream Holdings Revolving Credit Facility is available to fund working capital requirements and capital expenditures and to purchase assets and matures on December 22, 2019.
Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. Under the revolving credit facility, Midstream Holdings may elect to borrow in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 225 to 300 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 125 to 200 basis points, depending on the leverage ratio then in effect. Midstream Holdings also pays a commitment fee based on the undrawn commitment amount ranging from 37.5 to 50 basis points.
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
The Midstream Holdings Revolving Credit Facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Midstream Holdings Revolving Credit Facility to be immediately due and payable. Midstream Holdings was in compliance with such covenants and ratios as of June 30, 2015.
RMP Revolving Credit Facility
On December 22, 2014, Rice Midstream OpCo entered into a revolving credit facility (the “RMP Revolving Credit Facility”) with RMP, Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders with a maximum credit amount of $450.0 million with an additional $200.0 million of commitments available under an accordion feature subject to lender approval. The RMP Revolving Credit Facility provides for a letter of credit sublimit of $50.0 million. As of June 30, 2015, Rice Midstream OpCo had $30.0 million borrowings outstanding and no letters of credit under this facility. The RMP Revolving Credit Facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes.
Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. Under the revolving credit facility, Rice Midstream OpCo may elect to borrow in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 175 to 275 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 75 to 175 basis points, depending on the leverage ratio then in effect. Rice Midstream OpCo also pays a commitment fee based on the undrawn commitment amount ranging from 35 to 50 basis points.

The RMP Revolving Credit Facility is secured by mortgages and other security interests on substantially all of RMP’s properties and guarantees from RMP and its restricted subsidiaries.
The RMP Revolving Credit Facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the RMP Revolving Credit Facility to be immediately due and payable. RMP was in compliance with such covenants and ratios as of June 30, 2015.
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
To mitigate the potential negative impact on our cash flow caused by changes in oil and natural gas prices, we have entered into financial commodity derivative contracts in the form of swaps, zero cost collars, calls, puts and basis swaps to ensure that we receive minimum prices for a portion of our future oil and natural gas production when management believes that favorable future prices can be secured. We typically hedge the NYMEX Henry Hub price for natural gas. Pursuant to our Amended Credit Agreement, we are now permitted to hedge the greater of (A) the percentage of internally forecasted production (Column A) and (B) the lesser of (i) the percentage of proved reserve volumes (Column B) according to the table below and (ii) 140% of the monthly average production for the most recent period of three consecutive months.

Months next succeeding the time as of which compliance is measured	Column A	Column B
Months 1 through 12	85%	75%
Months 13 through 24	85%	75%
Months 25 through 36	85%	75%
Months 37 through 48	85%	50%
Months 49 through 60	85%	50%
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
By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have derivative instruments in place with eight different counterparties. As of June 30, 2015, our contracts with Wells Fargo Bank N.A. accounted for 39% of the net fair market value of our derivative assets. We believe Wells Fargo Bank N.A. is an acceptable credit risk. We are not required to provide credit support or collateral to Wells Fargo Bank N.A. under current contracts, nor are they required to provide credit support or collateral to us. As of June 30, 2015 and December 31, 2014, we did not have any past due receivables from counterparties.
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
As of June 30, 2015, we have entered into derivative instruments with various financial institutions, fixing the price we receive for a portion of our natural gas through December 31, 2022. Our commodity hedge position as of June 30, 2015 is summarized in Note 4 to our condensed consolidated financial statements included elsewhere in the Quarterly Report. Our financial hedging activities are intended to support natural gas, NGLs and oil prices at targeted levels and to manage our exposure to price fluctuations.
By removing price volatility from a portion of our expected natural gas production through December 31, 2022, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flow for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices above the hedge prices.
Interest rate risks
Our primary interest rate risk exposure results from our credit facilities.
As of June 30, 2015, we had zero borrowings and approximately $105.0 million in letters of credit outstanding under our Senior Secured Revolving Credit Facility. As of June 30, 2015, we had availability under our Senior Secured Revolving Credit Facility of approximately $545.0 million and a borrowing base of $650.0 million. We have a choice of borrowing in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to LIBOR plus an applicable margin ranging from 150 to 250 basis points, depending on the percentage of our borrowing base utilized. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 50 to 150 basis points, depending on the percentage of our borrowing base utilized.
As of June 30, 2015, Rice Midstream Holdings had $97.0 million of borrowings and $0.1 million letters of credit outstanding under the Midstream Holdings Revolving Credit Facility. Under the revolving credit facility, Rice Midstream Holdings may elect to borrow in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 225 to 300 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 125 to 200 basis points, depending on the leverage ratio then in effect.

The average annual interest rate incurred on the Midstream Holdings Revolving Credit Facility during the six months ended June 30, 2015 was approximately 2.4%.  A 1.0% increase in the applicable average interest rates for the six months ended June 30, 2015 would have resulted in an estimated $0.2 million increase in interest expense.
As of June 30, 2015, Rice Midstream OpCo had $30.0 million of borrowings and no letters of credit outstanding under the RMP Revolving Credit Facility. Under the RMP Revolving Credit Facility, Rice Midstream OpCo may elect to borrow in Eurodollars or at the base rate. Eurodollar loans will bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 175 to 275 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 75 to 175 basis points, depending on the leverage ratio then in effect.
The average annual interest rate incurred on the RMP Revolving Credit Facility during the six months ended June 30, 2015 was approximately 1.9%.  A 1.0% increase in the applicable average interest rates for the six months ended June 30, 2015 would have resulted in a less than $0.1 million estimated increase in interest expense.
As of June 30, 2015, we did not have any derivatives in place to mitigate the effects of interest rate risk. We may implement an interest rate hedging strategy in the future.
Counterparty and customer credit risk
Our principal exposures to credit risk are through joint interest receivables ($142.6 million as of June 30, 2015) and the sale of our natural gas production ($83.6 million in receivables as of June 30, 2015), which we market to multiple natural gas marketing companies. Joint interest receivables arise from billing entities who own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. We have minimal ability to choose who participates in our wells. We are also subject to credit risk due to concentration of our natural gas receivables with three natural gas marketing companies. We do not require our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2015, we completed the implementation of a new accounting application. We have taken the necessary steps to monitor and maintain appropriate internal controls during this period of change, including procedures to preserve the integrity of the data converted during the application implementation. Additionally, we provided training related to this application to individuals using the application to carry out their job responsibilities. We believe the new application will enhance our internal controls over financial reporting due to enhanced automation and integration of related processes. We are modifying the design and documentation of internal control processes and procedures relating to the new application and modules to supplement and complement existing internal control over certain respective job areas. The application change was not undertaken in response to any deficiencies in our internal control over financial reporting. Testing of the controls related to the new application and accounting functions is ongoing and is included in the scope of our assessment of our internal control over financial reporting for 2015. We will continuously monitor controls through and around the application to provide reasonable assurance that controls are effective.
There were no other changes in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(t) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of April 30, 2015, among Rice Energy Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent and the lenders and other parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on May 1, 2015).

10.2	Rice Energy Inc. Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on June 5, 2015).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.

*	Filed herewith.

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

RICE ENERGY INC.

Date:	August 7, 2015	By:	/s/ Daniel J. Rice IV
Daniel J. Rice IV
Director, Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2015	By:	/s/ Grayson T. Lisenby
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

10.1
Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of April 30, 2015, among Rice Energy Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent and the lenders and other parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on May 1, 2015).

10.2	Rice Energy Inc. Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on June 5, 2015).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.

*	Filed herewith.

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
“MMGal.” One million gallons.
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