Form 10-Q
period 2015-09-30
Rice Energy Inc.
filed 2015-11-05
CIK 1588238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
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

Number of shares of the registrant’s common stock outstanding at November 2, 2015: 136,383,510 shares

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
Forward-looking statements may include statements about our:

•	business strategy;

•	reserves;

•	financial strategy, liquidity and capital required for our development program;

•	realized natural gas, NGLs and oil prices;

•	timing and amount of future production of natural gas, NGLs and oil;

•	hedging strategy and results;

•	future drilling plans;

•	competition and government regulations;

•	pending legal or environmental matters;

•	marketing of natural gas, NGLs and oil;

•	leasehold or business acquisitions;

•	costs of developing our properties and conducting our gathering and other midstream operations;

•	consummation of our planned midstream joint venture with Gulfport Energy Corporation (“Gulfport”);

•	operations of Rice Midstream Partners LP;

•	general economic conditions;

•	credit and capital markets;

•	uncertainty regarding our future operating results; and

•	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Rice Energy Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands)	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash	$216,084	$256,130
Accounts receivable	224,336	199,900
Prepaid expenses and other	5,874	3,427
Derivative assets	157,476	133,034
Total current assets	603,770	592,491

Gas collateral account	4,036	3,995
Property, plant and equipment, net	3,101,313	2,461,331
Deferred financing costs, net	30,078	25,103
Goodwill	334,050	334,050
Intangible assets, net	46,568	47,791
Derivative assets	105,795	63,188
Total assets	$4,225,610	$3,527,949

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$680
Accounts payable	125,633	152,329
Royalties payable	54,141	37,172
Accrued capital expenditures	98,686	108,290
Accrued interest	38,645	9,375
Leasehold payable	21,907	30,702
Deferred tax liabilities	63,486	54,688
Other accrued liabilities	46,403	43,439
Total current liabilities	448,901	436,675

Long-term liabilities:
Long-term debt	1,521,128	900,000
Leasehold payable	7,010	4,279
Deferred tax liabilities	214,716	209,218
Other long-term liabilities	16,528	12,609
Total liabilities	2,208,283	1,562,781

Stockholders’ equity:
Common stock, $0.01 par value; authorized - 650,000,000 shares; issued and outstanding - 136,383,293 shares and 136,280,766 shares, respectively	1,364	1,363
Preferred stock, $0.01 par value; authorized - 50,000,000 shares; none issued	—	—
Additional paid in capital	1,422,590	1,368,001
Accumulated earnings	142,767	153,346
Stockholders’ equity before noncontrolling interest	1,566,721	1,522,710
Noncontrolling interests in consolidated subsidiaries	450,606	442,458
Total liabilities and stockholders’ equity	$4,225,610	$3,527,949
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2015	2014	2015	2014
Operating revenues:
Natural gas, oil and natural gas liquids (“NGL”) sales	$130,145	$67,831	$327,947	$246,816
Firm transportation sales, net	88	9,733	3,353	11,851
Gathering, compression and water distribution	13,388	1,563	34,755	2,878
Total operating revenues	143,621	79,127	366,055	261,545

Operating expenses:
Lease operating	12,325	4,553	35,006	16,406
Gathering, compression and transportation	24,248	7,992	55,510	22,464
Production taxes and impact fees	1,955	1,114	5,103	2,624
Exploration	830	623	1,925	1,582
Midstream operation and maintenance	4,831	1,729	10,963	3,564
Incentive unit (income) expense	(686)	26,418	45,870	101,695
Stock compensation expense	4,214	2,058	11,681	3,274
Acquisition expense	—	2,246	—	2,246
General and administrative	24,113	10,458	62,028	36,733
Depreciation, depletion and amortization	89,275	33,853	227,996	91,912
Amortization of intangible assets	408	408	1,224	748
Other (income) expense	(265)	—	3,624	—
Total operating expenses	161,248	91,452	460,930	283,248

Operating loss	(17,627)	(12,325)	(94,875)	(21,703)
Interest expense	(23,949)	(15,754)	(63,437)	(38,737)
Gain on purchase of Marcellus joint venture	—	—	—	203,579
Other income (loss)	698	(216)	1,894	180
Gain on derivative instruments	127,072	36,935	184,729	5,357
Amortization of deferred financing costs	(1,313)	(707)	(3,722)	(1,728)
Loss on extinguishment of debt	—	(790)	—	(3,934)
Write-off of deferred financing costs	—	—	—	(6,896)
Equity loss of joint ventures	—	—	—	(2,656)
Income before income taxes	84,881	7,143	24,589	133,462
Income tax expense	(19,797)	(14,005)	(18,335)	(18,787)
Net income (loss)	65,084	(6,862)	6,254	114,675
Less: Net income attributable to noncontrolling interests	(6,134)	—	(16,833)	—
Net income (loss) attributable to Rice Energy Inc.	$58,950	$(6,862)	$(10,579)	$114,675

Weighted average number of shares of common stock—basic	136,381,909	132,269,081	136,330,198	125,411,524
Weighted average number of shares of common stock—diluted	136,521,828	132,269,081	136,330,198	125,678,095
Earnings (loss) per share—basic	$0.43	$(0.05)	$(0.08)	$0.91
Earnings (loss) per share—diluted	$0.43	$(0.05)	$(0.08)	$0.91

Pro forma income tax benefit				$5,560
Pro forma net income				$120,235
Pro forma earnings per share—basic				$0.96
Pro forma earnings per share—diluted				$0.96
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$6,254	$114,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	227,996	91,912
Amortization of deferred financing costs	3,722	1,728
Amortization of intangibles	1,224	748
Incentive unit expense	45,870	101,695
Write-off of deferred financing costs	—	6,896
Loss on extinguishment of debt	—	3,934
Stock compensation expense	11,681	3,274
Derivative instruments fair value gain	(184,729)	(5,357)
Cash receipts (payments) for settled derivatives	117,680	(20,782)
Deferred income tax expense	14,296	18,787
Fair value gain on purchase of Marcellus joint venture	—	(203,579)
Equity loss of joint ventures	—	2,656
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(24,408)	(87,410)
(Increase) in prepaid expenses and other assets	(3,200)	(2,165)
(Decrease) in accounts payable	(2,136)	(6,799)
Increase in accrued liabilities and other	39,177	37,861
Increase in royalties payable	16,969	11,605
Net cash provided by operating activities	270,396	69,679

Cash flows from investing activities:
Capital expenditures for property and equipment	(919,906)	(642,408)
Acquisition of Marcellus joint venture, net of cash acquired	—	(82,766)
Acquisition of Momentum assets	—	(111,447)
Acquisition of Greene County assets	—	(329,469)
Proceeds from sale of interest in gas properties	10,201	11,542
Net cash used in investing activities	(909,705)	(1,154,548)

Cash flows from financing activities:
Proceeds from borrowings	635,932	900,000
Repayments of debt obligations	(16,390)	(498,983)
Restricted cash for convertible debt	—	8,268
Debt issuance costs	(8,696)	(19,401)
Offering costs related to the Partnership’s IPO	(129)	—
Distributions to the Partnership’s public unitholders	(11,454)	—
Costs relating to IPO	—	(1,412)
Proceeds from conversion of warrants	—	1,975
Proceeds from issuance of common stock sold in IPO, net of underwriting fees	—	598,500
Costs relating to August 2014 Equity Offering	—	(784)

Proceeds from issuance of common stock in August 2014 Equity Offering, net of underwriting fees	—	197,072
Net cash provided by financing activities	599,263	1,185,235

Net (decrease) increase in cash	(40,046)	100,366
Cash at the beginning of the year	256,130	31,612
Cash at the end of the period	$216,084	$131,978
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Condensed Consolidated Statements of Equity
(Unaudited)

(in thousands)	Common Stock ($0.01 par)	Additional Paid-In Capital	Accumulated (Deficit) Earnings	Total
Balance, January 1, 2014	$880	$362,875	$(65,108)	$298,647
Shares of common stock issued in IPO, net of offering costs	300	593,113	—	593,413
Shares of common stock issued in purchase of Marcellus joint venture	95	221,905	—	222,000
Conversion of restricted units into shares of common stock at IPO	—	36,306	—	36,306
Conversion of convertible debentures into shares of common stock after IPO	6	6,599	—	6,605
Conversion of warrants into shares of common stock after IPO	7	1,968	—	1,975
Shares of common stock issued in August 2014 Equity Offering, net of offering costs	75	196,213	—	196,288
Incentive unit compensation	—	101,695	—	101,695
Stock compensation	—	3,274	—	3,274
Tax impact of initial public offering and corporate reorganization	—	(162,320)	—	(162,320)
Consolidated net income	—	—	114,675	114,675
Balance, September 30, 2014	$1,363	$1,361,628	$49,567	$1,412,558

(in thousands)	Common Stock ($0.01 par)	Additional Paid-In Capital	Accumulated (Deficit) Earnings	Stockholders Equity before Non-Controlling Interest	Non-Controlling Interest	Total
Balance, January 1, 2015	$1,363	$1,368,001	$153,346	$1,522,710	$442,458	$1,965,168
Incentive unit compensation	—	45,870	—	45,870	—	45,870
Stock compensation	1	8,719	—	8,720	2,898	11,618
Distributions to the Partnership's public unitholders	—	—	—	—	(11,454)	(11,454)
Offering costs related to the Partnership’s IPO	—	—	—	—	(129)	(129)
Consolidated net income (loss)	—	—	(10,579)	(10,579)	16,833	6,254
Balance, September 30, 2015	$1,364	$1,422,590	$142,767	$1,566,721	$450,606	$2,017,327
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Rice Energy Inc. (the “Company”) have been prepared by the Company’s management in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of September 30, 2015 and December 31, 2014 and its condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 and of cash flows for the nine months ended September 30, 2015 and 2014.
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
Accounts receivable are primarily from the Company’s joint interest partners and natural gas marketers. The Company extends credit to parties in the normal course of business based upon management’s assessment of their creditworthiness. A valuation allowance is provided for those accounts for which collection is estimated as doubtful; uncollectible accounts are written off and charged against the allowance. In estimating the allowance, management considers, among other things, how recently and how frequently payments have been received and the financial position of the party. There was no allowance recorded for any of the periods presented in the condensed consolidated financial statements. Accounts receivable as of September 30, 2015 and December 31, 2014 are detailed below.

(in thousands)	September 30, 2015	December 31, 2014
Joint interest	$133,062	$125,300
Natural gas sales	84,236	72,206
Other	7,038	2,394
Total accounts receivable	$224,336	$199,900

3.	Long-Term Debt
Long-term debt consists of the following as of September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015	December 31, 2014
Long-term Debt
Senior Notes Due 2022 (a)	$900,000	$900,000
Senior Notes Due 2023 (b)	397,128	—
Senior Secured Revolving Credit Facility (c)	—	—
Midstream Holdings Revolving Credit Facility (d)	152,000	—
RMP Revolving Credit Facility (e)	72,000	—
Other	—	680
Total debt	$1,521,128	$900,680
Less current portion	—	680
Long-term debt	$1,521,128	$900,000
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
7.25% Senior Notes Due 2023 (b)
On March 26, 2015, the Company issued $400.0 million in aggregate principal amount of 7.25% senior notes due 2023 (the “2023 Notes”) in a private placement to eligible purchasers under Rule 144A and Regulation S of the Securities Act, which resulted in net proceeds of $389.3 million, after deducting expenses and the initial purchasers’ discounts of approximately $10.7 million. The Company used a portion of the net proceeds for general corporate purposes, including capital expenditures, and intends to use the remaining net proceeds for general corporate purposes, including capital expenditures. The original issuance discount of $3.1 million related to the 2023 Notes is recorded as a reduction of the principal amount. For the three and nine months ended September 30, 2015, the Company recorded $0.1 million and $0.2 million, respectively, of amortization of the debt discount as interest expense using the effective interest method and a rate of 7.345%.
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
Senior Secured Revolving Credit Facility (c)
In April 2013, the Company entered into a Senior Secured Revolving Credit Facility (the “Senior Secured Revolving Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders. As of September 30, 2015, the borrowing base under the Third Amended and Restated Credit Agreement (as amended, the “Amended Credit Agreement”) governing the Senior Secured Revolving Credit Facility was $650.0 million and the sublimit for letters of credit was $175.0 million. The Company had zero borrowings outstanding and $125.4 million in letters of credit outstanding under its Amended Credit Agreement as of September 30, 2015, resulting in availability of $524.6 million. On October 30, 2015, a scheduled redetermination occurred as a result of which the borrowing base of the Senior Secured Revolving Credit Facility was increased from $650.0 million to $750.0 million and the sublimit for letters of credit increased from $175.0 million to $250.0 million. The next redetermination of the borrowing base is scheduled for April 1, 2016. The maturity date of the Senior Secured Revolving Credit Facility is January 29, 2019.
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

The Company was in compliance with such covenants and ratios effective as of September 30, 2015.
Midstream Holdings Revolving Credit Facility (d)
On December 22, 2014, Rice Midstream Holdings LLC (“Rice Midstream Holdings”) entered into a revolving credit facility (the “Midstream Holdings Revolving Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders with a maximum credit amount of $300.0 million and a sublimit for letters of credit of $25.0 million. As of September 30, 2015, Rice Midstream Holdings had $152.0 million of borrowings outstanding and $0.1 million letters of credit under this facility. The credit facility is available to fund working capital requirements and capital expenditures and to purchase assets and matures on December 22, 2019.
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
Rice Midstream Holdings was in compliance with such covenants and ratios effective as of September 30, 2015.

RMP Revolving Credit Facility (e)
On December 22, 2014, Rice Midstream OpCo LLC, a wholly-owned subsidiary of the Partnership (“Rice Midstream OpCo”), entered into a revolving credit facility (the “RMP Revolving Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders with a maximum credit amount of $450.0 million with an additional $200.0 million of commitments available under an accordion feature subject to lender approval. The RMP Revolving Credit Facility provides for a letter of credit sublimit of $50.0 million. As of September 30, 2015, Rice Midstream OpCo had $72.0 million of borrowings outstanding and no letters of credit under this facility. The RMP Revolving Credit Facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes and matures on December 22, 2019.
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

The Partnership was in compliance with such covenants and ratios effective as of September 30, 2015.

Expected Aggregate Maturities
Expected aggregate maturities of the notes payable as of September 30, 2015 are as follows (in thousands):

Remainder of Year Ending December 31, 2015	$—
Year Ending December 31, 2016	—
Year Ending December 31, 2017	—
Year Ending December 31, 2018	—
Year Ending December 31, 2019 and Beyond	1,521,128
Total	$1,521,128
Interest paid in cash was approximately $2.8 million and $33.9 million for the three and nine months ended September 30, 2015, respectively, and $1.2 million and $10.9 million for the three and nine months ended September 30, 2014, respectively.

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
The Company’s derivative commodity instruments have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized in income currently. As of September 30, 2015, the Company has entered into derivative instruments with various financial institutions, fixing the price it receives for a portion of its natural gas through December 31, 2022, as summarized in the following table:

Swap Contract Expiration	MMBtu/day	Weighted Average Price
Year ending December 31, 2015:
NYMEX	220,000	$4.08
TCO	42,000	$3.30
Dominion South	58,000	$2.45

Year ending December 31, 2016:
NYMEX	363,000	$3.74
Dominion South	31,000	$2.62

Year ending December 31, 2017:
NYMEX	140,000	$3.70

Year ending December 31, 2018:
NYMEX	5,000	$3.60

Year ending December 31, 2019:
NYMEX	20,000	$3.23

Collar Contract Expiration	MMBtu/day	Floor/Ceiling
Year ending December 31, 2015:
NYMEX	183,000	$3.97/$4.65

Year ending December 31, 2016:
NYMEX	50,000	$2.91/$3.60

Year ending December 31, 2017:
NYMEX	220,000	$3.13/$3.61

Year ending December 31, 2018:
NYMEX	280,000	$3.16/$3.62

Year ending December 31, 2019:
NYMEX	130,000	$3.09/$3.60

Basis Contract Expiration	MMBtu/day	Swap ($/MMBtu)
Year ending December 31, 2015:
TCO	40,000	$(0.33)
Dominion South	11,000	$(1.12)
M2	12,000	$(0.94)
TETCO ELA	61,000	$(0.11)
MichCon	3,000	$(0.04)

Year ending December 31, 2016:
TCO	44,000	$(0.32)
Dominion South	45,000	$(1.10)
M2	40,000	$(1.08)
TETCO ELA	110,000	$(0.10)
MichCon	24,000	$(0.01)
Chicago	40,000	$(0.05)
ANR SE	35,000	$(0.10)

Year ending December 31, 2017:
TCO	27,000	$(0.33)
Dominion South	75,000	$(0.94)
M2	65,000	$(1.01)
TETCO ELA	80,000	$(0.09)
MichCon	4,000	$(0.04)
Chicago	10,000	$(0.16)

Year ending December 31, 2018:
TCO	19,000	$(0.40)
Dominion South	75,000	$(0.70)
TETCO ELA	40,000	$(0.08)
MichCon	4,000	$(0.04)
Chicago	10,000	$(0.19)

Year ending December 31, 2019:
TCO	10,000	$(0.38)
Dominion South	60,000	$(0.61)
TETCO ELA	10,000	$(0.10)
MichCon	20,000	$(0.12)

The following tables present the gross amounts of recognized derivative assets and liabilities, the amounts offset under netting arrangements with counterparties and the resulting net amounts presented in the condensed consolidated balance sheets for the periods presented, all at fair value (refer to Note 5 for derivative instruments at fair value):

	As of September 30, 2015
(in thousands)	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting arrangements	Derivative instruments, net
Derivative assets	$337,629	$(74,358)	$263,271

	As of December 31, 2014
(in thousands)	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting arrangements	Derivative instruments, net
Derivative assets	$201,775	$(5,553)	$196,222

5.	Fair Value of Financial Instruments
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
The following assets and liabilities were measured at fair value on a recurring basis during the period (refer to Note 4 for details relating to derivative instruments):

	As of September 30, 2015
		Fair Value Measurements at Reporting Date Using
(in thousands)	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative instruments, at fair value	$263,271	$263,271	$—	$263,271	$—
Total assets	$263,271	$263,271	$—	$263,271	$—

	As of December 31, 2014
		Fair Value Measurements at Reporting Date Using
(in thousands)	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative instruments, at fair value	$196,222	$196,222	$—	$196,222	$—
Total assets	$196,222	$196,222	$—	$196,222	$—

The carrying value of cash equivalents approximates fair value due to the short maturity of the instruments. The Company’s non-financial assets, such as property, plant and equipment, goodwill and intangible assets are recorded at fair value upon business combination and are remeasured at fair value only if an impairment charge is recognized. To the extent necessary, the Company applies unobservable inputs and management judgment due to the absence of quoted market prices (Level 3) to the valuation methodologies for these non-financial assets.
The estimated fair value and carrying amount of long-term debt as reported on the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 is shown in the table below (refer to Note 3 for details relating to the debt instruments). The fair value was estimated using Level 2 inputs based on rates reflective of the remaining maturity as well as the Company’s financial position.

	As of September 30, 2015		As of December 31, 2014
Long-Term Debt (in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes Due 2022	$900,000	$807,750	$900,000	$839,250
Senior Notes Due 2023	397,128	375,000	—	—
Midstream Holdings Revolving Credit Facility	152,000	152,000	—	—
RMP Revolving Credit Facility	72,000	72,000	—	—
Other	—	—	680	680
Total	$1,521,128	$1,406,750	$900,680	$839,930

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

The operating results and assets of the Company’s reportable segments were as follows as of and for the three months ended September 30, 2015:

(in thousands)	Exploration and Production	Midstream	Elimination of Intersegment Transactions	Consolidated Total
Operating revenues:
Natural gas, oil and NGL sales	$130,145	$—	$—	$130,145
Firm transportation sales, net	88	—	—	88
Gathering, compression and water distribution	—	38,766	(25,378)	13,388
Total operating revenues	$130,233	$38,766	$(25,378)	$143,621

Operating expenses:
Lease operating	12,325	—	—	12,325
Gathering, compression and transportation	41,654	—	(17,406)	24,248
Production taxes and impact fees	1,955	—	—	1,955
Exploration	830	—	—	830
Midstream operation and maintenance	—	4,831	—	4,831
Incentive unit income	(453)	(233)	—	(686)
Stock compensation expense	2,657	1,557	—	4,214
General and administrative	18,592	5,521	—	24,113
Depreciation, depletion and amortization	84,408	5,345	(478)	89,275
Amortization of intangible assets	—	408	—	408
Other income	(71)	(194)	—	(265)
Total operating expenses	$161,897	$17,235	$(17,884)	$161,248

Operating (loss) income	$(31,664)	$21,531	$(7,494)	$(17,627)

Capital expenditures for segment assets	$185,897	$119,184	$(7,972)	$297,109

The operating results and assets of the Company’s reportable segments were as follows for the three months ended September 30, 2014:

(in thousands)	Exploration and Production	Midstream	Elimination of Intersegment Transactions	Consolidated Total
Operating revenues:
Natural gas, oil and NGL sales	$67,831	$—	$—	$67,831
Firm transportation sales, net	9,733	—	—	9,733
Gathering, compression and water distribution	—	1,620	(57)	1,563
Total operating revenues	$77,564	$1,620	$(57)	$79,127

Operating expenses:
Lease operating	4,553	—	—	4,553
Gathering, compression and transportation	8,049	—	(57)	7,992
Production taxes and impact fees	1,114	—	—	1,114
Exploration	623	—	—	623
Midstream operation and maintenance	—	1,729	—	1,729
Incentive unit expense	19,468	6,950	—	26,418
Stock compensation expense	1,786	272	—	2,058
General and administrative	10,342	116	—	10,458
Depreciation, depletion and amortization	32,854	999	—	33,853
Acquisition costs	762	1,484	—	2,246
Amortization of intangible assets	—	408	—	408
Total operating expenses	$79,551	$11,958	$(57)	$91,452

Operating loss	$(1,987)	$(10,338)	$—	$(12,325)

Capital expenditures for segment assets	$17,942	$182,817	$—	$200,759

The operating results and assets of the Company’s reportable segments were as follows as of and for the nine months ended September 30, 2015:

(in thousands)	Exploration and Production	Midstream	Elimination of Intersegment Transactions	Consolidated Total
Operating revenues:
Natural gas, oil and NGL sales	$327,947	$—	$—	$327,947
Firm transportation sales, net	3,353	—	—	3,353
Gathering, compression and water distribution	—	103,025	(68,270)	34,755
Total operating revenues	$331,300	$103,025	$(68,270)	$366,055

Operating expenses:
Lease operating	35,006	—	—	35,006
Gathering, compression and transportation	102,021	—	(46,511)	55,510
Production taxes and impact fees	5,103	—	—	5,103
Exploration	1,925	—	—	1,925
Midstream operation and maintenance	—	10,963	—	10,963
Incentive unit expense	43,930	1,940	—	45,870
Stock compensation expense	7,889	3,792	—	11,681
General and administrative	48,007	14,021	—	62,028
Depreciation, depletion and amortization	216,665	12,341	(1,010)	227,996
Amortization of intangible assets	—	1,224	—	1,224
Other expense	2,979	645	—	3,624
Total operating expenses	$463,525	$44,926	$(47,521)	$460,930

Operating (loss) income	$(132,225)	$58,099	$(20,749)	$(94,875)

Capital expenditures for segment assets	$638,539	$303,126	$(21,759)	$919,906

The operating results and assets of the Company’s reportable segments were as follows for the nine months ended September 30, 2014:

(in thousands)	Exploration and Production	Midstream	Elimination of Intersegment Transactions	Consolidated Total
Operating revenues:
Natural gas, oil and NGL sales	$246,816	$—	$—	$246,816
Firm transportation sales, net	11,851	—	—	11,851
Gathering, compression and water distribution	—	3,080	(202)	2,878
Total operating revenues	$258,667	$3,080	$(202)	$261,545

Operating expenses:
Lease operating	16,406	—	—	16,406
Gathering, compression and transportation	22,666	—	(202)	22,464
Production taxes and impact fees	2,624	—	—	2,624
Exploration	1,582	—	—	1,582
Midstream operation and maintenance	—	3,564	—	3,564
Incentive unit expense	90,032	11,663	—	101,695
Stock compensation expense	2,871	403	—	3,274
Acquisition expense	762	1,484	—	2,246
General and administrative	29,340	7,393	—	36,733
Depreciation, depletion and amortization	89,316	2,596	—	91,912
Amortization of intangible assets	—	748	—	748
Total operating expenses	$255,599	$27,851	$(202)	$283,248

Operating income (loss)	$3,068	$(24,771)	$—	$(21,703)

Capital expenditures for segment assets	$412,234	$230,174	$—	$642,408

As of September 30, 2015: (in thousands)	Exploration and Production	Midstream	Elimination of Intersegment Transactions	Consolidated Total
Segment assets	$3,303,477	$943,892	$(21,759)	$4,225,610
Goodwill	$294,908	$39,142	$—	$334,050

As of December 31, 2014: (in thousands)	Exploration and Production	Midstream	Elimination of Intersegment Transactions	Consolidated Total
Segment assets	$2,935,814	$592,135	$—	$3,527,949
Goodwill	$294,908	$39,142	$—	$334,050

7.	Commitments and Contingencies
On October 14, 2013, the Company entered into a Development Agreement and Area of Mutual Interest Agreement (collectively, the “Utica Development Agreements”) with Gulfport Energy Corporation (“Gulfport”) covering approximately 50,000 aggregate net acres in the Utica Shale in Belmont County, Ohio. Pursuant to the Utica Development Agreements, the Company had approximately 68.7% participating interest in acreage currently owned or to be acquired by the Company or Gulfport located within Goshen and Smith Townships (the “Northern Contract Area”) and an approximately 48.2% participating interest in acreage currently owned or to be acquired by the Company or Gulfport located within Wayne and Washington Townships (the “Southern Contract Area”), each within Belmont County, Ohio. The remaining participating interests are held by

Gulfport. The participating interests of the Company and Gulfport in each of the Northern and Southern Contract Areas approximated the Company’s then-current relative acreage positions in each area.
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
The Company has commitments for gathering and firm transportation under existing contracts with third parties. Future payments under these contracts as of September 30, 2015 totaled $4.8 billion (remainder of 2015 - $27.9 million, 2016 - $117.2 million, 2017 - $151.4 million, 2018 - $226.9 million, 2019 - $222.5 million, 2020 - $222.3 million and thereafter - $3.9 billion).
The Company has three horizontal rigs under contract, of which one expires in 2016 and two expire in 2017. The Company also has two tophole drilling rigs under contract, of which one expires in 2016 and one expires in 2018. Future payments under these contracts as of September 30, 2015 totaled $53.8 million (remainder of 2015 - $10.7 million, 2016 - $28.9 million, 2017 - $12.1 million and 2018 - $2.1 million). Any other rig performing work for the Company is performed on a well-by-well basis and therefore can be released without penalty at the conclusion of drilling on the current well. These types of drilling obligations have not been included in the amounts above. The values above represent the gross amounts that the Company is committed to pay without regard to its proportionate share based on its working interest.
The Company is involved in various litigation matters arising in the normal course of business. Management is not aware of any actions that are expected to have a material adverse effect on its financial position or results of operations.

8.	Stockholders’ Equity
On January 29, 2014, pursuant to the Master Reorganization Agreement among the Company, Rice Drilling B, Rice Appalachia, Rice Energy Holdings LLC (“Rice Holdings”), Rice Energy Family Holdings, LP (“Rice Partners”), NGP Rice Holdings, LLC (“NGP Holdings”), NGP RE Holdings, L.L.C., (“NGP RE Holdings”) NGP RE Holdings II, L.L.C. (“NGP RE II” and, together with NGP RE Holdings, “Natural Gas Partners”), Mr. Daniel J. Rice III, Rice Merger LLC (“Merger Sub”) and each of the persons holding incentive units representing interests in Rice Appalachia (collectively, the “Incentive Unitholders”) dated as of January 23, 2014, (i) (a) Rice Partners contributed a portion of its interests in Rice Appalachia to Rice Holdings, (b) Natural Gas Partners contributed its interests in Rice Appalachia to NGP Holdings and (c) the Incentive Unitholders contributed a portion of their incentive units to Rice Holdings and NGP Holdings, in each case in return for substantially similar incentive units in such entities; (ii) NGP Holdings, Rice Holdings and Mr. Daniel J. Rice III contributed their respective interests in Rice Appalachia to the Company in exchange for 43,452,550, 20,300,923 and 2,356,844 shares of common stock, respectively; (iii) Rice Partners contributed its remaining interest in Rice Appalachia to the Company in exchange for 20,000,000 shares of common stock; (iv) the Incentive Unitholders contributed their remaining interests in Rice Appalachia to the Company in exchange for 160,831 shares of common stock, each of which were issued by the Company in connection with the closing of the IPO. In connection with the IPO, in the first quarter of 2014, the Company recognized non-cash compensation expense of $3.4 million for these 160,831 shares.
In addition, on January 29, 2014, pursuant to the Agreement and Plan of Merger among the Company, Rice Drilling B and Merger Sub dated as of January 23, 2014, the Company issued 1,728,852 shares of common stock to the members of Rice Drilling B (other than Rice Appalachia) in exchange for their units in Rice Drilling B.
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
On December 22, 2014, the Partnership completed an initial public offering (the “RMP IPO”) of 28,750,000 common units representing limited partner interests in the Partnership, which represented 50% of the Partnership’s outstanding equity. The Company retained a 50% limited partner interest in the Partnership, consisting of 3,623 common units and 28,753,623 subordinated units. In connection with the RMP IPO, the Company contributed to the Partnership 100% of Rice Poseidon Midstream, LLC. A wholly-owned subsidiary of the Company serves as the general partner of the Partnership. The Company continues to consolidate the results of the Partnership and records an income tax provision only as to its ownership percentage. The Company records the noncontrolling interest of the public limited partners in its condensed consolidated financial statements.
On May 12, 2015, the Company and NGP Holdings entered into an Underwriting Agreement with Goldman, Sachs & Co.

and Citigroup Global Markets Inc., relating to the offer and sale by NGP Holdings (the “Secondary Offering”) of 6,000,000 shares of common stock at a price to the public of $24.20 per share ($23.99 per share net of underwriting discounts and commissions). The Secondary Offering closed on May 15, 2015. The Company did not receive any proceeds from the sale of shares of common stock by NGP Holdings.
The Company’s Board of Directors did not declare or pay a dividend for the three or nine months ended September 30, 2015 or 2014. On August 13, 2015, a cash distribution of $0.1905 per common and subordinated unit was paid by the Partnership to the Partnership’s unitholders related to the second quarter of 2015. On October 23, 2015, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders for the third quarter of 2015 of $0.1935 per common and subordinated unit. The cash distribution will be paid on November 12, 2015 to unitholders of record at the close of business on November 3, 2015.

9.	Incentive Units
In connection with the IPO and the related corporate reorganization, the Rice Appalachia incentive unit holders contributed their Rice Appalachia incentive units to NGP Holdings and Rice Holdings in return for (i) incentive units in such entities that, in the aggregate, were substantially similar to the Rice Appalachia incentive units they previously held and (ii) shares of common stock in the amount of $3.4 million related to the extinguishment of the incentive burden attributable to Mr. Daniel J. Rice III. No payments were made in respect of incentive units prior to the completion of the Company’s IPO. As a result of the IPO, the payment likelihood related to the NGP Holdings and Rice Holdings incentive units was deemed probable, requiring the Company to recognize compensation expense. The compensation expense related to these interests is treated as additional paid in capital from NGP Holdings and Rice Holdings in our financial statements and is not deductible for federal or state income tax purposes. The compensation expense recognized is a non-cash charge, with the settlement obligation resting on NGP Holdings and Rice Holdings, and as such are not dilutive to Rice Energy Inc.
NGP Holdings
The NGP Holdings incentive units are considered a liability-based award and are adjusted to fair market value on a quarterly basis until all payments have been made. The recognized and unrecognized compensation expense related to the NGP Holdings incentive units is sensitive to certain assumptions, including the estimated timing of NGP Holdings’ sale of the Company’s common stock. Compensation (income) expense relative to the NGP Holdings incentive units was $(7.7) million and $(8.6) million for the three and nine months ended September 30, 2015, respectively, and $7.5 million and $47.1 million for the three and nine months ended September 30, 2014, respectively. As of September 30, 2015, the estimated unrecognized compensation expense related to the NGP Holdings interests is approximately $13.9 million.

In the first quarter of 2014, NGP Holding’s distribution thresholds with regard to certain classes (tiers) of incentive units were satisfied as a result of NGP Holdings’ distribution of net proceeds from its sale of the Company’s common stock in the IPO, and NGP Holdings made cash distributions to its members, including holders of incentive units, in an aggregate amount of $4.4 million. As a result of the Company’s August 2014 Equity Offering, NGP Holdings paid approximately $12.0 million in the third quarter of 2014 to holders of certain classes of incentive units. The sale of the Company’s stock by NGP Holdings in the Secondary Offering triggered a payment to holders of certain classes of incentive units in May 2015, which resulted in approximately $26.7 million expense for the nine months ended September 30, 2015.
Rice Holdings
The Rice Holdings incentive units are considered an equity-based award with the fair value of the award determined at the grant date and amortized over the service period of the award using the straight-line method. Compensation expense relative to the Rice Holdings incentive units was $7.1 million and $27.7 million for the three and nine months ended September 30, 2015, respectively, and $6.9 million and $34.7 million for the three and nine months ended September 30, 2014, respectively. The Company will recognize approximately $45.1 million of additional compensation expense over the remaining expected service period related to the Rice Holdings incentive units.
In August 2014, the triggering event for the Rice Holdings incentive units was achieved.  As a result, in September 2014 and September 2015, Rice Holdings distributed one quarter and one third, respectively, of its then-remaining assets (consisting solely of shares of the Company’s common stock) to its members pursuant to the terms of its limited liability company agreement. In addition, in September 2016 and 2017, Rice Holdings will distribute one half and all, respectively, of its then-remaining assets (consisting solely of shares of the Company’s common stock) to its members pursuant to the terms of its limited liability company agreement.  As a result, over time, the shares of the Company’s common stock held by Rice Holdings will be transferred in their entirety to Rice Energy Irrevocable Trust and the incentive unitholders.

Total compensation (income) expense relative to the NGP Holdings and Rice Holdings incentive units was $(0.7) million and $45.9 million for the three and nine months ended September 30, 2015, respectively, and $26.4 million and $101.7 million for the three and nine months ended September 30, 2014, respectively. Of the total compensation (income) expense recognized for the three and nine months ended September 30, 2015, approximately $1.7 million and $12.8 million, respectively, related to changes in certain service condition assumptions.
Three tranches of the incentive units have a time vesting feature. A roll forward of those units from December 31, 2014 to September 30, 2015 is included below.

Vested Units Balance, December 31, 2014	1,800,911
Vested During Period	793,440
Forfeited During Period	—
Granted During Period	—
Canceled During Period	—
Vested Units Balance, September 30, 2015	2,594,351
Four tranches of the incentive units do not have a time vesting feature, and their payouts are triggered upon a future payment condition. As such, none of these awards have legally vested as of September 30, 2015. The fair value of the incentive units was estimated using a Monte Carlo simulation valuation model with the following assumptions:

Rice Holdings
Valuation Date	1/29/2014
Dividend Yield	0.00%
Expected Volatility	47.00%
Risk-Free Rate	1.11%
Expected Life (Years)	4.0

Rice Holdings
Valuation Date	4/14/2014
Dividend Yield	0.00%
Expected Volatility	45.19%
Risk-Free Rate	1.13%
Expected Life (Years)	3.8

Rice Holdings
Valuation Date	4/16/2014
Dividend Yield	0.00%
Expected Volatility	44.32%
Risk-Free Rate	1.18%
Expected Life (Years)	3.8

NGP Holdings
Valuation Date	9/30/2015
Dividend Yield	0.00%
Expected Volatility	47.86%
Risk-Free Rate	0.33%
Expected Life (Years)	1.0

10.	Stock-Based Compensation
During the year ended December 31, 2014 and the nine months ended September 30, 2015, the Company granted stock compensation awards to certain non-employee directors and employees under the Company’s long-term incentive plan. The awards consisted of restricted stock units, which vest upon the passage of time, and performance stock units, which vest based upon attainment of specified performance criteria. Stock compensation expense related to these awards was $3.3 million and $8.7 million for the three and nine months ended September 30, 2015, respectively, and $2.1 million and $3.3 million for the three and nine months ended September 30, 2014, respectively. As of September 30, 2015, the Company has unrecognized compensation expense related to these equity awards of $23.4 million.
Stock compensation expense also includes phantom unit awards granted in connection with the closing of the Partnership’s IPO to certain non-employee directors of the Partnership and executive officers and employees of Rice Energy. The Partnership recorded $1.0 million and $3.0 million of equity compensation expense related to these awards in the three and nine months ended September 30, 2015, respectively. As of September 30, 2015, the Partnership has unrecognized compensation expense related to these awards of $3.8 million.

11.	Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share takes into account the dilutive effect of potential common stock that could be issued by the Company in conjunction with stock awards that have been granted to directors and employees. The following is a calculation of the basic and diluted weighted-average number of shares of common stock outstanding and EPS for the three and nine months ended September 30, 2015 and 2014. As indicated in Note 1, the Company’s corporate reorganization was considered a transaction amongst entities under common control. Therefore, the weighted average shares used in the Company’s EPS calculation assume that the Rice Energy Inc. corporate structure was in place for all periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2015	2014	2015	2014
Income (numerator):
Net income (loss)	$58,950	$(6,862)	$(10,579)	$114,675

Weighted-average number of shares of common stock (denominator):
Basic	136,381,909	132,269,081	136,330,198	125,411,524
Diluted	136,521,828	132,269,081	136,330,198	125,678,095

Earnings (loss) per share:
Basic	$0.43	$(0.05)	$(0.08)	$0.91
Diluted	$0.43	$(0.05)	$(0.08)	$0.91
For the three months ended September 30, 2015, 237,181 shares attributable to equity awards were not included in the diluted earnings per share calculation as to do so would have been anti-dilutive.
For the nine months ended September 30, 2015, 160,248 shares attributable to equity awards were not included in the diluted earnings per share calculation as the Company incurred a net loss for the periods presented herein.
For the three months ended September 30, 2014, 76,800 shares were not considered dilutive as the Company incurred a net loss for the periods presented herein.

12.	Income Taxes
The Company is a corporation subject to federal income tax at a statutory rate of 35% of pretax earnings and, as such, its future income taxes will be dependent upon its future taxable income. The Company did not report any income tax benefit or expense for periods prior to the consummation of its IPO because Rice Drilling B, the Company’s accounting predecessor, is a limited liability company that was not subject to federal income tax. The reorganization of the Company’s business in connection with the closing of the IPO, such that it is now held by a corporation subject to federal income tax, required the recognition of a deferred tax asset or liability for the initial temporary differences at the time of the IPO. The resulting deferred tax liability of approximately $162.3 million was recorded in equity at the date of the completion of the IPO as it represents a transaction among shareholders. Additionally, the pro forma EPS for the nine months ended September 30, 2014 disclosed in the accompanying condensed consolidated statements of operations assumes a statutory tax rate.
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

The tax expense for the three and nine months ended September 30, 2015 was $19.8 million and $18.3 million, respectively, resulting in an effective tax rate of approximately 23% and 75%, respectively. Tax expense of $14.0 million was recorded for the three months ended September 30, 2014, resulting in an effective tax rate of approximately 196%. Tax expense of $18.8 million was recorded for the nine months ended September 30, 2014, resulting in an effective tax rate of approximately 14%. The effective tax rate for the three and nine months ended September 30, 2015 and 2014 differs from the statutory rate due principally to nondeductible incentive unit expense, pre-tax income prior to the IPO and the portion of the Partnership’s earnings allocated to its noncontrolling public limited partners.

Based on management’s analysis, the Company did not have any uncertain tax positions as of September 30, 2015.

13.	New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU No. 2014-09. The FASB created Topic 606 which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. ASU 2014-09 will enhance comparability of revenue recognition practices across entities, industries and capital markets compared to existing guidance. Additionally, ASU 2014-09 will reduce the number of requirements which an entity must consider in recognizing revenue, as this update will replace multiple locations for guidance. The FASB and International Accounting Standards Board initiated this joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for both U.S. GAAP and International Financial Reporting Standards. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendments in this update deferred the effective date for implementation of ASU 2014-09 by one year. ASU 2014-09 will now be effective for annual reporting periods beginning after December 15, 2017 and should be applied retrospectively. Early application is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. The Company has not yet selected a transition method and is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.
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
In April 2015, the FASB issued ASU, 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplification of Debt Issuance Costs.” ASU 2015-03 was issued to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. ASU 2015-03 is effective for periods beginning after December 15, 2015 with early adoption permitted. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” ASU 2015-15 clarifies the guidance in ASU 2015-03 regarding presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The SEC staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company is currently evaluating the impact of the provisions of ASU 2015-03 and ASU 2015-15.
In September 2015, the FASB issued ASU, 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for periods beginning after December 15, 2015 with early adoption permitted. The Company is currently evaluating the impact of the provisions of ASU 2015-16.

14.	Subsequent Events
On October 6, 2015, Rice Midstream Holdings, a wholly-owned subsidiary of the Company, signed a letter of intent with Gulfport Energy Corporation (“Gulfport”) to form a midstream joint venture (the “Midstream JV”) to develop natural gas gathering and water services assets to support Gulfport’s dry gas Utica Shale development in eastern Belmont County, Ohio and Monroe County, Ohio. Rice Midstream Holdings will own 75% of the Midstream JV and be responsible for constructing and operating the Midstream JV’s assets. Gulfport will own the remaining 25% of the Midstream JV and dedicate approximately 77,000 net leasehold acres, including the acreage recently acquired in its Paloma Partners III, LLC and American Energy - Utica, LLC transactions. Gulfport will also contribute to the Midstream JV an existing 11-mile gas gathering pipeline and a 350 MDth/d TETCO interconnect, which are both located in Monroe County, Ohio.
On October 30, 2015, a scheduled redetermination of the Senior Secured Revolving Credit Facility occurred as a result of which the borrowing base increased from $650.0 million to $750.0 million and the sublimit for letters of credit increased from $175.0 million to $250.0 million. In addition, the Company entered into the Sixth Amendment (the “Sixth Amendment”) to the Amended Credit Agreement, which (a) capped EBITDAX attributable cash distributions received by the Company from to Rice Midstream Holdings at (i) EBITDA (as defined in the Midstream Holdings Credit Agreement (defined below), as amended) of Rice Midstream Holdings multiplied by (ii) the percentage of Rice Midstream Holdings’ equity interests that are owned by the Company, and (b) expanded the hedging covenant in the Amended Credit Agreement to provide for, and permit as secured obligations thereunder, certain firm transportation reimbursement agreements of the Company and its subsidiaries with the lenders and their affiliates. Please see Note 3 for additional information regarding the Senior Secured Revolving Credit Facility.
On October 30, 2015, Rice Midstream Holdings entered into the First Amendment (the “First Amendment”) to its Credit Agreement, among Rice Midstream Holdings, as borrower, Wells Fargo Bank, N.A., as administrative agent, and the lenders and other parties thereto (the “Midstream Holdings Credit Agreement”). The First Amendment amends the Midstream Holdings Credit Agreement to permit the Midstream JV. The First Amendment, among other things, (i) permits unlimited investment into the Midstream JV, subject to certain pro forma leverage and credit facility availability tests, (ii) amends the EBITDA definition to provide for certain capital expansion project add-backs related to the Midstream JV and (iii) allows for cash distributions from unrestricted subsidiaries of Rice Midstream Holdings other than the Midstream JV in amounts up to 40% of EBITDA for reporting periods ending in 2016 (and 25% thereafter), subject to an increased margin chargeable on the loans, and an exclusion for any cash distributions received from the Midstream JV, in each case during such reporting periods. Additionally, the First Amendment provides that, in connection with the Company’s sale of the midstream water entities described below, the aggregate commitments under the Credit Agreement shall be reduced, if the commitments are then higher than such amount, to an amount equal to (i) EBITDA for the most recently completed four fiscal quarters (as adjusted to give pro forma effect to the acquisition of the Water Assets (defined below)) multiplied by (ii) a factor of 15.0, rather than a factor of 5.0. Please see Note 3 for additional information regarding the Midstream Holdings Revolving Credit Facility.
On November 4, 2015, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) by and between the Company and the Partnership, pursuant to which the Company sold all of the outstanding limited liability company interests of Rice Water Services (PA) LLC (“PA Water”) and Rice Water Services (OH) LLC (“OH Water”), two wholly-owned indirect subsidiaries of the Company that own and operate the Company’s water services business (the “Water Assets”). The acquired business includes the Company’s Pennsylvania and Ohio fresh water distribution systems and related facilities that provide access to 15.9 MMgal/d of fresh water from the Monongahela River, the Ohio River and other regional water sources in Pennsylvania and Ohio. The Company has also granted the Partnership, until December 31, 2025, (i) the exclusive right to develop water treatment facilities in the areas of dedication defined in the Water Services Agreements (defined below) and (ii) an option to purchase any water treatment facilities acquired by the Company in such areas at the Company’s acquisition cost (collectively, the “Option”). In consideration for the acquisition of the Water Assets and the receipt of the Option, the Partnership paid the Company $200.0 million in cash plus an additional amount, if certain of the conveyed systems’ capacities increase by 5.0 MMgal/d on or prior to December 31, 2017, equal to $25.0 million less the capital expenditures expended by the Partnership to achieve such increase, in accordance with the terms of the Purchase Agreement.
In connection with the closing of the acquisition of the Water Assets, on November 4, 2015, the Company entered into Amended and Restated Water Services Agreements (the “Water Services Agreements”) with PA Water and OH Water, respectively, whereby PA Water and OH Water, as applicable, have agreed to provide certain fluid handling services to the Company, including the exclusive right to provide fresh water for well completions operations in the Marcellus and Utica Shales and to collect and recycle or dispose of flowback, produced water and other fluids for the Company within areas of dedication in defined service areas in Pennsylvania and Ohio. The initial term of the Water Services Agreements is until December 22, 2029 and from month to month thereafter. Under the agreements, the Company will pay (i) a variable fee, based on volumes of water supplied, for freshwater deliveries by pipeline directly to the well site, subject to annual CPI adjustments and (ii) a produced water hauling fee of actual out-of-pocket cost incurred by PA Water and OH Water, plus a 2% margin.

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

Condensed Consolidated Balance Sheet as of September 30, 2015
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash	$98,218	$80,165	$37,701	$—	$216,084
Accounts receivable	209	212,890	11,237	—	224,336
Receivable from affiliates	32,200	(34,120)	1,981	—	61
Prepaid expenses and other assets	3,510	1,658	645	—	5,813
Derivative assets	35,903	121,573	—	—	157,476
Total current assets	170,040	382,166	51,564	—	603,770

Investments in subsidiaries	2,656,435	138,775	—	(2,795,210)	—
Gas collateral account	—	3,995	41	—	4,036
Property, plant and equipment, net	11,621	2,308,174	802,267	(20,749)	3,101,313
Deferred financing costs, net	25,769	—	4,309	—	30,078
Goodwill	—	294,908	39,142	—	334,050
Intangible assets, net	—	—	46,568	—	46,568
Derivative assets	22,518	83,277	—	—	105,795
Deferred tax asset	71,485	—	—	(71,485)	—
Total assets	$2,957,868	$3,211,295	$943,891	$(2,887,444)	$4,225,610

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	4,978	77,614	43,041	—	125,633
Royalties payables	—	54,141	—	—	54,141
Accrued capital expenditures	—	42,629	56,057	—	98,686
Accrued interest	38,421	—	224	—	38,645
Leasehold payables	—	21,907	—	—	21,907
Deferred tax liabilities	14,088	49,398	—	—	63,486
Payable to affiliate	—	—	—	—	—
Other accrued liabilities	12,544	32,214	1,645	—	46,403
Total current liabilities	70,031	277,903	100,967	—	448,901

Long-term liabilities:
Long-term debt	1,297,128	—	224,000	—	1,521,128
Leasehold payable	—	7,010	—	—	7,010
Deferred tax liabilities	—	258,951	27,250	(71,485)	214,716
Other long-term liabilities	3,239	10,996	2,293	—	16,528
Total liabilities	1,370,398	554,860	354,510	(71,485)	2,208,283
Stockholders’ equity before noncontrolling interest	1,587,470	2,656,435	138,775	(2,815,959)	1,566,721
Noncontrolling interest	—	—	450,606	—	450,606
Total liabilities and stockholders’ equity	$2,957,868	$3,211,295	$943,891	$(2,887,444)	$4,225,610

Condensed Consolidated Balance Sheet as of December 31, 2014
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash	$181,835	$41,934	$32,361	$—	$256,130
Accounts receivable	1,773	196,974	1,153	—	199,900
Receivable from affiliates	634	55	2,198	(2,799)	88
Prepaid expenses and other assets	1,296	1,702	341	—	3,339
Derivative assets	47,291	85,743	—	—	133,034
Total current assets	232,829	326,408	36,053	(2,799)	592,491

Investments in subsidiaries	2,177,895	86,148	—	(2,264,043)	—
Gas collateral account	—	3,995	—	—	3,995
Property, plant and equipment, net	10,348	1,986,856	464,127	—	2,461,331
Deferred financing costs, net	20,081	—	5,022	—	25,103
Goodwill	—	294,908	39,142	—	334,050
Intangible assets, net	—	—	47,791	—	47,791
Other non-current assets	8,290	54,898	—	—	63,188
Total assets	$2,449,443	$2,753,213	$592,135	$(2,266,842)	$3,527,949

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$680	$—	$—	$680
Accounts payable	19,231	101,132	31,966	—	152,329
Royalties payables	—	37,172	—	—	37,172
Accrued capital expenditures	1,515	89,858	16,917	—	108,290
Accrued interest	9,375	—	—	—	9,375
Leasehold payables	—	30,702	—	—	30,702
Deferred tax liabilities	54,688	39,197	—	(39,197)	54,688
Other accrued liabilities	16,652	27,502	2,086	(2,801)	43,439
Total current liabilities	101,461	326,243	50,969	(41,998)	436,675

Long-term liabilities:
Long-term debt	900,000	—	—	—	900,000
Deferred tax liabilities	12,497	237,155	10,660	(51,094)	209,218
Leasehold payable	—	4,279	—	—	4,279
Other long-term liabilities	3,068	7,641	1,900	—	12,609
Total liabilities	1,017,026	575,318	63,529	(93,092)	1,562,781
Stockholders’ equity before noncontrolling interest	1,432,417	2,177,895	86,148	(2,173,750)	1,522,710
Noncontrolling interest	—	—	442,458	—	442,458
Total liabilities and stockholders’ equity	$2,449,443	$2,753,213	$592,135	$(2,266,842)	$3,527,949

Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2015
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Natural gas, oil and NGL sales	$—	$130,145	$—	$—	$130,145
Firm transportation sales, net	—	88	—	—	88
Gathering, compression and water distribution	—	—	38,766	(25,378)	13,388
Total operating revenues	—	130,233	38,766	(25,378)	143,621

Operating expenses:
Lease operating	—	12,325	—	—	12,325
Gathering, compression and transportation	—	41,654	—	(17,406)	24,248
Production taxes and impact fees	—	1,955	—	—	1,955
Exploration	—	830	—	—	830
Midstream operation and maintenance	—	—	4,831	—	4,831
Incentive unit income	—	(453)	(233)	—	(686)
Stock compensation expense	—	2,657	1,557	—	4,214
General and administrative	—	18,592	5,521	—	24,113
Depreciation, depletion and amortization	—	84,408	5,345	(478)	89,275
Amortization of intangible assets	—	—	408	—	408
Other income	—	(71)	(194)	—	(265)
Total operating expenses	—	161,897	17,235	(17,884)	161,248

Operating (loss) income	—	(31,664)	21,531	(7,494)	(17,627)
Interest expense	(22,424)	(88)	(1,437)	—	(23,949)
Other income	170	506	22	—	698
Gain on derivative instruments	31,175	95,897	—	—	127,072
Amortization of deferred financing costs	(1,060)	—	(253)	—	(1,313)
Equity income (loss) in affiliate	41,444	(981)	—	(40,463)	—
Income (loss) before income taxes	49,305	63,670	19,863	(47,957)	84,881
Income tax (expense) benefit	(19,797)	(23,092)	(6,350)	29,442	(19,797)
Net income (loss)	29,508	40,578	13,513	(18,515)	65,084
Less: Net income attributable to the noncontrolling interests	—	—	(6,134)	—	(6,134)
Net income (loss) attributable to Rice Energy	$29,508	$40,578	$7,379	$(18,515)	$58,950

Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2014
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Natural gas, oil and NGL sales	$—	$67,831	$—	$—	$67,831
Firm transportation sales, net	—	9,733	—	—	9,733
Gathering, compression and water distribution	—	—	1,620	(57)	1,563
Total operating revenues	—	77,564	1,620	(57)	79,127

Operating expenses:
Lease operating	—	4,553	—	—	4,553
Gathering, compression and transportation	—	8,049	—	(57)	7,992
Production taxes and impact fees	—	1,114	—	—	1,114
Exploration	—	623	—	—	623
Midstream operation and maintenance	—	(515)	2,244	—	1,729
Incentive unit expense	—	19,468	6,950	—	26,418
Stock compensation expense	—	1,786	272	—	2,058
General and administrative	—	10,341	117	—	10,458
Depreciation, depletion and amortization	—	32,854	999	—	33,853
Acquisition expense	—	160	2,086	—	2,246
Amortization of intangible assets	—	—	408	—	408
Total operating expenses	—	78,433	13,076	(57)	91,452

Operating loss	—	(869)	(11,456)	—	(12,325)
Interest expense	(14,665)	(1,089)	—	—	(15,754)
Other income (expense)	190	(406)	—	—	(216)
Gain on derivative instruments	—	36,935	—	—	36,935
Amortization of deferred financing costs	(707)	—	—	—	(707)
Loss on extinguishment of debt	—	(790)	—	—	(790)
Equity in income (loss) of affiliate	5,603	(9,335)	—	3,732	—
Income (loss) before income taxes	(9,579)	24,446	(11,456)	3,732	7,143
Income tax (expense) benefit	(14,005)	(18,840)	2,119	16,721	(14,005)
Net (loss) income	(23,584)	5,606	(9,337)	20,453	(6,862)
Less: Net income attributable to the noncontrolling interests	—	—	—	—	—
Net (loss) income attributable to Rice Energy	$(23,584)	$5,606	$(9,337)	$20,453	$(6,862)

Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2015
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Natural gas, oil and NGL sales	$—	$327,947	$—	$—	$327,947
Firm transportation sales, net	—	3,353	—	—	3,353
Gathering, compression and water distribution	—	—	103,025	(68,270)	34,755
Total operating revenues	—	331,300	103,025	(68,270)	366,055

Operating expenses:
Lease operating	—	35,006	—	—	35,006
Gathering, compression and transportation	—	102,021	—	(46,511)	55,510
Production taxes and impact fees	—	5,103	—	—	5,103
Exploration	—	1,925	—	—	1,925
Midstream operation and maintenance	—	—	10,963	—	10,963
Incentive unit expense	—	43,930	1,940	—	45,870
Stock compensation expense	—	7,889	3,792	—	11,681
General and administrative	—	48,007	14,021	—	62,028
Depreciation, depletion and amortization	—	216,665	12,341	(1,010)	227,996
Amortization of intangible assets	—	—	1,224	—	1,224
Other expense	—	2,979	645	—	3,624
Total operating expenses	—	463,525	44,926	(47,521)	460,930

Operating (loss) income	—	(132,225)	58,099	(20,749)	(94,875)
Interest expense	(60,232)	(137)	(3,068)	—	(63,437)
Other income	526	1,338	30	—	1,894
Gain on derivative instruments	40,274	144,455	—	—	184,729
Amortization of deferred financing costs	(2,966)	—	(756)	—	(3,722)
Equity (loss) income in affiliate	(28,127)	(921)	—	29,048	—
(Loss) income before income taxes	(50,525)	12,510	54,305	8,299	24,589
Income tax (expense) benefit	(18,335)	(41,647)	(16,634)	58,281	(18,335)
Net (loss) income	(68,860)	(29,137)	37,671	66,580	6,254
Less: Net income attributable to the noncontrolling interests	—	—	(16,833)	—	(16,833)
Net (loss) income attributable to Rice Energy	$(68,860)	$(29,137)	$20,838	$66,580	$(10,579)

Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2014
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Natural gas, oil and NGL sales	$—	$246,816	$—	$—	$246,816
Firm transportation sales, net	—	11,851	—	—	11,851
Gathering, compression and water distribution	—	—	3,080	(202)	2,878
Total operating revenues	—	258,667	3,080	(202)	261,545

Operating expenses:
Lease operating	—	16,406	—	—	16,406
Gathering, compression and transportation	—	22,666	—	(202)	22,464
Production taxes and impact fees	—	2,624	—	—	2,624
Exploration	—	1,582	—	—	1,582
Midstream operation and maintenance	—	—	3,564	—	3,564
Incentive unit expense	—	90,032	11,663	—	101,695
Stock compensation expense	—	2,871	403	—	3,274
General and administrative	—	29,340	7,393	—	36,733
Depreciation, depletion and amortization	—	89,316	2,596	—	91,912
Acquisition expense	—	160	2,086	—	2,246
Amortization of intangible assets	—	—	748	—	748
Total operating expenses	—	254,997	28,453	(202)	283,248

Operating loss	—	3,670	(25,373)	—	(21,703)
Interest expense	(24,917)	(13,820)	—	—	(38,737)
Gain on purchase of Marcellus joint venture	—	203,579	—	—	203,579
Other income (expense)	210	(30)	—	—	180
Loss on derivative instruments	—	5,357	—	—	5,357
Amortization of deferred financing costs	(1,239)	(489)	—	—	(1,728)
Loss on extinguishment of debt	—	(3,934)	—	—	(3,934)
Write-off of deferred financing costs	—	(6,896)	—	—	(6,896)
Equity loss of joint ventures	—	(2,656)	—	—	(2,656)
Equity in income (loss) of affiliate	136,220	(16,842)	—	(119,378)	—
Income (loss) before income taxes	110,274	167,939	(25,373)	(119,378)	133,462
Income tax (expense) benefit	(18,787)	(31,720)	8,532	23,188	(18,787)
Net income (loss)	91,487	136,219	(16,841)	(96,190)	114,675
Less: Net income attributable to the noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to Rice Energy	$91,487	$136,219	$(16,841)	$(96,190)	$114,675

Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2015
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(47,935)	$275,383	$64,707	$(21,759)	$270,396

Capital expenditures for property and equipment	(3,885)	(634,654)	(303,126)	21,759	(919,906)
Proceeds from sale of interest in gas properties	—	10,201	—	—	10,201
Investment in subsidiaries	(419,385)	(31,386)	—	450,771	—
Net cash (used in) provided by investing activities	(423,270)	(655,839)	(303,126)	472,530	(909,705)

Proceeds from borrowings	411,932	—	224,000	—	635,932
Repayments of debt obligations	(15,692)	(698)	—	—	(16,390)
Debt issuance costs	(8,652)	—	(44)	—	(8,696)
Offering costs related to the Partnership’s IPO	—	—	(129)	—	(129)
Distributions to the Partnership’s public unitholders	—	—	(11,454)	—	(11,454)
Parent distributions, net	—	419,385	31,386	(450,771)	—
Net cash provided by (used in) financing activities	387,588	418,687	243,759	(450,771)	599,263

Increase (decrease) in cash	(83,617)	38,231	5,340	—	(40,046)
Cash, beginning of year	181,835	41,934	32,361	—	256,130
Cash, end of period	$98,218	$80,165	$37,701	$—	$216,084

Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2014
(in thousands)	Parent		Guarantors		Non-Guarantors		Eliminations	Consolidated
Net cash provided by (used in) operating activities	$12,393		$51,176		$6,110		$—	$69,679

Capital expenditures for property and equipment	(7,358)	—	(404,876)	—	(230,174)	—	—	(642,408)
Investment in subsidiaries	(1,572,448)		(226,808)		—		1,799,256	—
Acquisition of Marcellus JV, net of cash acquired	—		(82,766)		—		—	(82,766)
Acquisition of Greene County assets	—		(329,469)		—		—	(329,469)
Acquisition of Momentum assets	—		(111,447)		—		—	(111,447)
Proceeds from sale of interest in gas properties			11,542		—		—	11,542
Net cash provided by (used in) investing activities	(1,579,806)		(1,143,824)		(230,174)		1,799,256	(1,154,548)

Proceeds from borrowings	900,000		—		—		—	900,000
Repayments of debt obligations	—		(498,983)		—		—	(498,983)
Restricted cash for convertible debt	—		8,268		—		—	8,268
Debt issuance costs	(24,283)		5,744		(862)		—	(19,401)
Costs relating to IPO	(1,412)		—		—		—	(1,412)
Proceeds from conversion of warrants	—		1,975		—		—	1,975
Proceeds from issuance of common stock sold in IPO, net of underwriting fees	598,500		—		—		—	598,500
Costs relating to August 2014 Equity Offering	(784)		—		—		—	(784)
Proceeds from issuance of common stock in August 2014 Equity Offering, net of underwriting fees	197,072		—		—		—	197,072
Parent contributions, net	—		1,572,448		226,808		(1,799,256)	—
Net cash provided by (used in) financing activities	1,669,093		1,089,452		225,946		(1,799,256)	1,185,235

Increase (decrease) in cash	101,680		(3,196)		1,882		—	100,366
Cash, beginning of year	—		31,408		204		—	31,612
Cash, end of period	$101,680		$28,212		$2,086		$—	$131,978

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
On January 29, 2014, we completed our initial public offering and related transactions (the “IPO”), including our reorganization and concurrent acquisition of Foundation PA Coal Company LLC’s (“Alpha Holdings”) 50% interest in our Marcellus joint venture. On December 22, 2014, RMP completed its initial public offering and related transactions (the “RMP IPO”), including our contribution to it of certain gas gathering and compression assets.
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

The following table provides detail of our operating revenues from the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Natural gas sales	$129,689	$67,625	$323,294	$246,583
Oil and NGL sales	456	206	4,653	233
Firm transportation sales, net	88	9,733	3,353	11,851
Gathering, compression and water distribution	13,388	1,563	34,755	2,878
Total operating revenues	$143,621	$79,127	$366,055	$261,545
NYMEX Henry Hub prompt month contract prices are widely-used benchmarks in the pricing of natural gas. The following table provides the high and low prices for NYMEX Henry Hub prompt month contract prices and our differential to the average of those benchmark prices for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
NYMEX Henry Hub High ($/MMBtu)	$2.93	$4.44	$3.30	$7.94
NYMEX Henry Hub Low ($/MMBtu)	$2.52	$3.74	$2.49	$3.74

NYMEX Henry Hub Price ($/MMBtu)	$2.73	$3.94	$2.78	$4.47
Less: Average Basis Impact ($/MMBtu) (1)	(0.52)	(1.11)	(0.62)	(0.62)
Plus: Btu Uplift (MMBtu/Mcf)	0.11	0.14	0.11	0.19
Pre-Hedge Realized Price ($/Mcf)	$2.32	$2.97	$2.27	$4.04

(1)
Differential is calculated by comparing the average NYMEX Henry Hub price to our volume weighted average realized price per MMBtu before hedges, including 50% of the volumes sold by our Marcellus joint venture for the period from January 1, 2014 through January 28, 2014, contained within the three and nine months ended September 30, 2014. The remainder of the three and nine months ended September 30, 2014 reflects 100% of the volumes sold by our Marcellus joint venture.

Consolidated Results of Operations
Below are some highlights of our financial and operating results for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014:

•
Our natural gas, oil and NGL sales were $130.1 million and $67.8 million in the three months ended September 30, 2015 and 2014, respectively, and $327.9 million and $246.8 million in the nine months ended September 30, 2015 and 2014, respectively.

•
Our production volumes were 56,031 MMcfe and 22,757 MMcfe in the three months ended September 30, 2015 and 2014, respectively, and 143,752 MMcfe and 61,116 MMcfe in the nine months ended September 30, 2015 and 2014, respectively.

•
Our firm transportation sales, net, were $0.1 million and $9.7 million in the three months ended September 30, 2015 and 2014, respectively, and $3.4 million and $11.9 million in the nine months ended September 30, 2015 and 2014, respectively.

•
Our gathering, compression and water distribution revenues were $13.4 million and $1.6 million in the three months ended September 30, 2015 and 2014, respectively, and $34.8 million and $2.9 million in the nine months ended September 30, 2015 and 2014, respectively.

•
Our per unit cash production costs were $0.68 per Mcfe and $0.60 per Mcfe in the three months ended September 30, 2015 and 2014, respectively, and $0.67 per Mcfe and $0.68 per Mcfe in the nine months ended September 30, 2015 and 2014, respectively.

•
Our general and administrative expenses were $24.1 million and $10.5 million in the three months ended September 30, 2015 and 2014, respectively, and $62.0 million and $36.7 million in the nine months ended September 30, 2015 and 2014, respectively.

The following tables set forth selected operating and financial data for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Natural gas sales (in thousands):	$129,689	$67,625	$62,064	$323,294	$246,583	$76,711
Oil and NGL sales (in thousands):	456	206	250	4,653	233	4,420
Natural gas, oil and NGL sales (in thousands):	$130,145	$67,831	$62,314	$327,947	$246,816	$81,131

Firm transportation sales, net (in thousands):	$88	$9,733	$(9,645)	$3,353	$11,851	$(8,498)

Natural gas production (MMcf):	55,806	22,740	33,066	142,454	61,096	81,358
Oil and NGL production (MBbls):	37	3	34	216	3	213
Total production (MMcfe)	56,031	22,757	33,274	143,752	61,116	82,636

Average natural gas prices before effects of hedges per Mcf:	$2.32	$2.97	$(0.65)	$2.27	$4.04	$(1.77)
Average realized natural gas prices after effects of hedges per Mcf (1):	3.18	2.98	0.20	3.10	3.70	(0.60)
Average oil and NGL prices per Bbl:	12.17	72.48	(60.31)	21.51	68.82	(47.31)

Average costs per Mcfe:
Lease operating	$0.22	$0.20	$0.02	$0.24	$0.27	$(0.03)
Gathering, compression and transportation	0.43	0.35	0.08	0.39	0.37	0.02
Production taxes and impact fees	0.03	0.05	(0.02)	0.04	0.04	—
General and administrative	0.43	0.46	(0.03)	0.43	0.60	(0.17)
Depreciation, depletion and amortization	1.59	1.49	0.10	1.59	1.50	0.09

Total gathering, compression and water distribution (in thousands):	$13,388	$1,563	$11,825	$34,755	$2,878	$31,877
(1) The effect of hedges includes realized gains and losses on commodity derivative transactions.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except per share data)	2015	2014	Change	2015	2014	Change
Operating revenues:
Natural gas, oil and NGL sales	$130,145	$67,831	$62,314	$327,947	$246,816	$81,131
Firm transportation sales, net	88	9,733	(9,645)	3,353	11,851	(8,498)
Gathering, compression and water distribution	13,388	1,563	11,825	34,755	2,878	31,877
Total operating revenues	143,621	79,127	64,494	366,055	261,545	104,510

Operating expenses:
Lease operating	12,325	4,553	7,772	35,006	16,406	18,600
Gathering, compression and transportation	24,248	7,992	16,256	55,510	22,464	33,046
Production taxes and impact fees	1,955	1,114	841	5,103	2,624	2,479
Exploration	830	623	207	1,925	1,582	343
Midstream operation and maintenance	4,831	1,729	3,102	10,963	3,564	7,399
Incentive unit (income) expense	(686)	26,418	(27,104)	45,870	101,695	(55,825)
Stock compensation expense	4,214	2,058	2,156	11,681	3,274	8,407
Acquisition expense	—	2,246	(2,246)	—	2,246	(2,246)
General and administrative	24,113	10,458	13,655	62,028	36,733	25,295
Depreciation, depletion and amortization	89,275	33,853	55,422	227,996	91,912	136,084
Amortization of intangible assets	408	408	—	1,224	748	476
Other (income) expense	(265)	—	(265)	3,624	—	3,624
Total operating expenses	161,248	91,452	69,796	460,930	283,248	177,682

Operating loss	(17,627)	(12,325)	(5,302)	(94,875)	(21,703)	(73,172)
Interest expense	(23,949)	(15,754)	(8,195)	(63,437)	(38,737)	(24,700)
Gain on purchase of Marcellus joint venture	—	—	—	—	203,579	(203,579)
Other income (loss)	698	(216)	914	1,894	180	1,714
Gain on derivative instruments	127,072	36,935	90,137	184,729	5,357	179,372
Amortization of deferred financing costs	(1,313)	(707)	(606)	(3,722)	(1,728)	(1,994)
Loss on extinguishment of debt	—	(790)	790	—	(3,934)	3,934
Write-off of deferred financing costs	—	—	—	—	(6,896)	6,896
Equity loss of joint ventures	—	—	—	—	(2,656)	2,656
Income before income taxes	84,881	7,143	77,738	24,589	133,462	(108,873)
Income tax expense	(19,797)	(14,005)	(5,792)	(18,335)	(18,787)	452
Net income (loss)	65,084	(6,862)	71,946	6,254	114,675	(108,421)
Less: Net income attributable to noncontrolling interests	(6,134)	—	(6,134)	(16,833)	—	(16,833)
Net income (loss) attributable to Rice Energy Inc.	$58,950	$(6,862)	$65,812	$(10,579)	$114,675	$(125,254)

Weighted average number of shares of common stock - basic	136,381,909	132,269,081	4,112,828	136,330,198	125,411,524	10,918,674
Weighted average number of shares of common stock - diluted	136,521,828	132,269,081	4,252,747	136,330,198	125,678,095	10,652,103
Earnings per share - basic	$0.43	$(0.05)	0.48	$(0.08)	$0.91	(0.99)
Earnings per share - diluted	$0.43	$(0.05)	0.48	$(0.08)	$0.91	(0.99)

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Total operating revenues. The $64.5 million increase in total operating revenues was mainly a result of an increase in natural gas, oil and NGL production in the third quarter of 2015 compared to the third quarter of 2014 which was the result of increased drilling and completion activity, mainly in Washington County, Pennsylvania and Belmont County, Ohio. The impact of increased production volumes on operating revenues was offset by a decrease in realized prices. Our realized price in the third quarter of 2015 was $2.32 per Mcf compared to $2.97 per Mcf in the third quarter of 2014, in each case before the effect of hedges. Additionally, operating revenues were positively impacted by a $11.8 million increase in gathering, compression and water service revenues period-over-period. This increase primarily relates to increased third-party volumes and related revenues on gathering contracts as well as additional third-party volumes and revenues on new gathering contracts. Firm transportation sales, net, decreased period-over-period from $9.7 million in the third quarter of 2014 to $0.1 million in the third quarter of 2015 as we further utilized existing contracts for our operated production.
Lease operating. The $7.8 million increase in lease operating expenses was attributable to an increase in the number of producing wells in the third quarter of 2015 as compared to the prior period.
Gathering, compression and transportation. Gathering, compression and transportation expense for the third quarter of 2015 is mainly comprised of $20.0 million of transportation contracts with third parties and $2.5 million of gathering charges from third parties. The $16.3 million increase in the expense was primarily attributable to increased firm transportation expense in the third quarter of 2015 compared to the third quarter of 2014.
Midstream operation and maintenance. The $3.1 million increase in midstream operation and maintenance expense period-over-period was primarily due to additional contract labor for the maintenance of existing assets as well as additional leases on compression equipment.
Incentive unit expense. Incentive unit expense decreased $27.1 million period-over-period. In the third quarter of 2014, the $26.4 million expense primarily consisted of $6.9 million of non-cash compensation expense related to the Rice Holdings incentive units, $7.5 million of non-cash compensation expense related to the quarterly fair market value adjustment for the NGP Holdings incentive units and $12.0 million related to payments made to certain holders of NGP Holdings incentive units. In the third quarter of 2015, the $0.7 million income consisted of $7.0 million of non-cash compensation expense related to the Rice Holdings incentive units, offset by $7.7 million of non-cash income related to the quarterly fair market value adjustment for the NGP Holdings incentive units which was largely driven by the decline in the Company’s stock price at September 30, 2015. See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—9. Incentive Units” for additional information.
General and administrative. The $13.7 million increase period-over-period was primarily attributable to the addition of personnel to support our growth activities and related salary and employee benefits. At September 30, 2015, we had 376 employees as compared to 255 employees at September 30, 2014. Additionally, general and administrative expenses increased period-over-period as a result of the costs associated with our accounting system implementation and information technology projects to support our growth activities.
DD&A. The $55.4 million increase period-over-period was primarily a result of an increase in production driven by a greater number of producing wells in the third quarter of 2015 compared to third quarter of 2014, which is consistent with our expanded drilling program. In addition, the increase was also the result of an increase in midstream assets placed in service in the third quarter of 2015 as compared to the third quarter of 2014 and the related depreciation on those assets.
Interest expense. The $8.2 million increase period-over-period was a result of higher levels of average borrowings outstanding during the third quarter of 2015 in order to fund our capital programs.
Gain on derivative instruments. The $127.1 million gain on derivative contracts in the third quarter of 2015 was due to cash receipts of $47.8 million on the settlement of maturing contracts and a $79.3 million unrealized gain in the third quarter of 2015 due to the decline in commodity prices as compared to our hedged prices. The $36.9 million gain on derivative contracts in the third quarter of 2014 was comprised of $36.8 million in unrealized gains and $0.1 million of cash receipts on the settlement of maturing contracts.
Income tax expense. The $5.8 million increase in the income tax expense period-over-period was attributable to an increase in taxable income offset by a lower estimated annual effective state tax rate.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Total operating revenues. The $104.5 million increase in total operating revenues was mainly a result of the gathering, compression and water service revenues for the nine months ended September 30, 2015 as compared to the same period in 2014. In addition, an increase in natural gas, oil and NGL production for the nine months ended September 30, 2015 compared to 2014 was the result of increased drilling and completion activity, mainly in Washington County, Pennsylvania and Belmont County, Ohio. The impact of increased production volumes on operating revenues was offset by a decrease in realized prices. Our realized price for the nine months ended September 30, 2015 was $2.27 per Mcf compared to $4.04 per Mcf for the nine months ended September 30, 2014, in each case before the effect of hedges. Additionally, operating revenues were positively impacted by a $31.9 million increase in gathering, compression and water service revenues period-over-period. This increase primarily relates to increased third-party volumes and related revenues on existing gathering contracts as well as additional third-party volumes and revenues on new gathering contracts. Firm transportation sales, net, decreased period-over-period from $11.9 million for the nine months ended September 30, 2014 to $3.4 million for the nine months ended September 30, 2015 as we further utilized existing contracts for our operated production.
Lease operating. The $18.6 million increase in lease operating expenses was attributable to an increase in the number of producing wells in the nine months ended September 30, 2015 as compared to the prior period. However, lease operating expenses per unit of production decreased period-over-period due to improved operating efficiencies, primarily relating to production water hauling and recycling.
Gathering, compression and transportation. Gathering, compression and transportation expense for the nine months ended September 30, 2015 is mainly comprised of $44.1 million of transportation contracts with third parties, $4.2 million of charges from our working interest partners on our non-operated wells and $4.1 million of gathering charges from third parties. The $33.0 million increase in the expense period-over-period was primarily attributable to increased firm transportation expense in the nine months ended September 30, 2015 compared to the same period in 2014.
Midstream operation and maintenance. The $7.4 million increase in midstream operation and maintenance expense period-over-period was primarily due to additional contract labor for the maintenance of existing assets as well as additional leases on compression equipment.
Incentive unit expense. Incentive unit expense decreased $55.8 million period-over-period. In the nine months ended September 30, 2014, the $101.7 million expense primarily consisted of $34.7 million and $47.1 million of non-cash compensation expense related to the Rice Holdings and NGP Holdings incentive units, respectively, as well as $3.4 million of non-cash compensation expense related to extinguishment of the legacy incentive unit burden of Mr. Daniel J. Rice IV and $16.4 million related to payments made to certain holders of NGP Holdings incentive units. In the nine months ended September 30, 2015, the $45.9 million expense consisted of $27.7 million of non-cash compensation expense related to the Rice Holdings incentive units and $26.7 million related to payments made to certain holders of NGP Holdings incentive units, offset by $8.6 million of non-cash income related to the fair market value adjustment for the NGP Holdings incentive units which was largely driven by the decline in the Company’s stock price at September 30, 2015. See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—9. Incentive Units” for additional information.
General and administrative. The $25.3 million increase period-over-period was primarily attributable to the addition of personnel to support our growth activities and related salary and employee benefits. At September 30, 2015, we had 376 employees as compared to 255 employees at September 30, 2014. Additionally, general and administrative expenses increased period-over-period as a result of the costs associated with our accounting system implementation and information technology projects to support our growth activities as well as additional costs incurred in connection with our obligations under Section 404 of the Sarbanes Oxley Act of 2002.
DD&A. The $136.1 million increase period-over-period was primarily a result of an increase in production driven by a greater number of producing wells in the nine months ended September 30, 2015 compared to the same period in 2014, which is consistent with our expanded drilling program. In addition, the increase was also the result of an increase in midstream assets placed in service in the nine months ended September 30, 2015 as compared to the same period in 2014 and the related depreciation on those assets.
Interest expense. The $24.7 million increase was a result of higher levels of average borrowings outstanding during the nine months ended September 30, 2015 in order to fund our capital programs.
Gain on derivative instruments. The $184.7 million gain on derivative contracts in the nine months ended September 30, 2015 was due to cash receipts of $117.7 million on the settlement of maturing contracts and a $67.0 million unrealized gain in 2015 due to the decline in commodity prices as compared to our hedged prices. The $5.4 million gain on derivative contracts in the nine months ended September 30, 2014 was comprised of $26.1 million in unrealized gains and $20.8 million of cash payments on the settlement of maturing contracts.
Income tax expense. The $0.5 million decrease in income tax expense period-over-period was primarily attributable to a lower estimated annual effective tax rate.
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
The following tables set forth selected operating and financial data for each business segment during the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014:
Exploration and Production Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except volumes)	2015	2014	Change	2015	2014	Change
Operating revenues:
Natural gas, oil and NGL sales	$130,145	$67,831	$62,314	$327,947	$246,816	$81,131
Firm transportation sales, net	88	9,733	(9,645)	3,353	11,851	(8,498)
Total operating revenues	130,233	77,564	52,669	331,300	258,667	72,633

Operating expenses:
Lease operating	12,325	4,553	7,772	35,006	16,406	18,600
Gathering, compression and transportation	41,654	8,049	33,605	102,021	22,666	79,355
Production taxes and impact fees	1,955	1,114	841	5,103	2,624	2,479
Exploration	830	623	207	1,925	1,582	343
Incentive unit (income) expense	(453)	19,468	(19,921)	43,930	90,032	(46,102)
Stock compensation expense	2,657	1,786	871	7,889	2,871	5,018
General and administrative	18,592	10,342	8,250	48,007	29,340	18,667
Depreciation, depletion and amortization	84,408	32,854	51,554	216,665	89,316	127,349
Other (income) expense	(71)	—	(71)	2,979	—	2,979
Acquisition expense	—	762	(762)	—	762	(762)
Total operating expenses	161,897	79,551	82,346	463,525	255,599	207,926

Operating (loss) income	$(31,664)	$(1,987)	$(29,677)	$(132,225)	$3,068	$(135,293)

Operating volumes:
Natural gas production (MMcf):	55,806	22,740	33,066	142,454	61,096	81,358
Oil and NGL production (MBbls):	37	3	34	216	3	213
Total production (MMcfe)	56,031	22,757	33,274	143,752	61,116	82,636

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Total operating revenues. The $62.3 million increase in natural gas, oil and NGL sales was mainly a result of an increase in production in the third quarter of 2015 compared to the third quarter of 2014 as discussed above. The impact of increased production volumes on operating revenues was offset by a decrease in realized prices. Our realized price in the third quarter of 2015 was $2.32 per Mcf compared to $2.97 per Mcf in the third quarter of 2014, in each case before the effect of hedges. The increase in operating revenues for the third quarter of 2015 were offset by a $9.6 million decrease period-over-period in firm transportation sales, net, from the sale of unutilized capacity as we further utilize our existing contracts for our own operated production.
Lease operating. The $7.8 million increase in lease operating expenses was attributable to an increase in the number of producing wells in 2015 as compared to the prior period.
Gathering, compression and transportation. Gathering, compression and transportation expense for the third quarter of 2015 primarily includes $20.0 million of transportation contracts with third parties and $19.9 million of affiliate and third party gathering fees. The $33.6 million increase in gathering, compression and transportation expenses was mainly due to the gathering agreements with the midstream segment as well as increased firm transportation expense in the third quarter of 2015 compared to the third quarter of 2014.
General and administrative. The $8.3 million increase in segment general and administrative expense period-over-period was primarily attributable to costs associated with personnel to support our growth activities. Additionally, general and administrative expenses increased period-over-period as a result of the costs associated with our accounting system implementation and information technology projects to support our growth activities.
DD&A. The $51.6 million increase was a result of an increase in production and greater number of producing wells in the third quarter of 2015 compared to 2014, which is consistent with our expanded drilling program.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Total operating revenues. The $81.1 million increase in natural gas, oil and NGL sales was mainly a result of an increase in production in 2015 compared to 2014 as discussed above. The impact of increased production volumes on operating revenues was offset by a decrease in realized prices. Our realized price in 2015 was $2.27 per Mcf compared to $4.04 per Mcf in 2014, in each case before the effect of hedges. The increase in operating revenues in 2015 were offset by a $8.5 million decrease period-over-period in firm transportation sales, net, from the sale of unutilized capacity as we further utilize our existing contracts for our own operated production.
Lease operating. The $18.6 million increase in lease operating expenses was attributable to an increase in the number of producing wells in 2015 as compared to the prior period. However, lease operating expenses per unit of production decreased period-over-period due to improved operating efficiencies, primarily relating to production water hauling and recycling.
Gathering, compression and transportation. Gathering, compression and transportation expense for 2015 is primarily comprised of $50.6 million of affiliate and third party gathering fees, $44.1 million of transportation contracts with third parties and $4.2 million of charges from our working interest partners on our non-operated wells. The $79.4 million increase in gathering, compression and transportation expenses was mainly due to the gathering agreements with the midstream segment as well as increased firm transportation expense in 2015 compared to 2014.
General and administrative. The $18.7 million increase in segment general and administrative expense period-over-period was primarily attributable to costs associated with personnel to support our growth activities. Additionally, general and administrative expenses increased period-over-period as a result of the costs associated with our accounting system implementation and information technology projects to support our growth activities as well as additional costs incurred in connection with our obligations under Section 404 of the Sarbanes Oxley Act of 2002.
DD&A. The $127.3 million increase was a result of an increase in production and greater number of producing wells in 2015 compared to 2014, which is consistent with our expanded drilling program.

Midstream Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except volumes)	2015	2014	Change	2015	2014	Change
Operating revenues:
Gathering revenues	$28,414	$1,409	$27,005	$72,324	$2,712	$69,612
Compression revenues	420	211	209	1,594	368	1,226
Water distribution revenues	9,932	—	9,932	29,107	—	29,107
Total operating revenues	38,766	1,620	37,146	103,025	3,080	99,945

Operating expenses:
Midstream operation and maintenance	4,831	1,729	3,102	10,963	3,564	7,399
Incentive unit (income) expense	(233)	6,950	(7,183)	1,940	11,663	(9,723)
Stock compensation expense	1,557	272	1,285	3,792	403	3,389
General and administrative	5,521	116	5,405	14,021	7,393	6,628
Depreciation, depletion and amortization	5,345	999	4,346	12,341	2,596	9,745
Amortization of intangible assets	408	408	—	1,224	748	476
Acquisition costs	—	1,484	(1,484)	—	1,484	(1,484)
Other (income) expense	(194)	—	(194)	645	—	645
Total operating expenses	17,235	11,958	5,277	44,926	27,851	17,075

Operating income (loss)	$21,531	$(10,338)	$31,869	$58,099	$(24,771)	$82,870

Operating volumes:
Gathering volumes (MDth/d):	990	392	598	850	338	512
Compression volumes (MDth/d):	39	32	7	54	19	35
Water distribution volumes (MMgal):	227	—	227	575	—	575
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Total operating revenues. The $37.1 million increase in total operating revenues was mainly the result of the gathering and water service contracts between the exploration and production and midstream segments as well as an increase in third-party gathering volumes.
Midstream operation and maintenance. Midstream operation and maintenance expense for the third quarter of 2015 includes $2.7 million of expense relative to our fresh water distribution assets and $2.1 million of expense relative to our gathering assets. The $3.1 million increase in expense period-over-period was primarily due to additional contract labor for the maintenance of existing assets as well additional leases on compression equipment.
General and administrative. The $5.4 million increase in general and administrative expense period-over-period was primarily attributable to costs associated with personnel to support our growth activities. Additionally, general and administrative expenses increased period-over-period as a result of the costs associated with our accounting system implementation and information technology projects to support our growth activities.
DD&A. The $4.3 million increase was mainly the result of an increase in midstream assets placed in service in the third quarter of 2015 as compared to the third quarter of 2014 and the related depreciation on those assets.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Total operating revenues. The $99.9 million increase in total operating revenues period-over-period was mainly the result of the gathering and water service contracts between the upstream and midstream segments as well as an increase in third-party gathering volumes.

Midstream operation and maintenance. Midstream operation and maintenance expense for 2015 includes $6.0 million of expense relative to our fresh water distribution assets and $5.0 million of expense relative to our gathering assets. The $7.4 million increase in expense period-over-period was primarily due to additional contract labor for the maintenance of existing assets as well additional leases on compression equipment.
General and administrative. The $6.6 million increase in general and administrative expense period-over-period was primarily attributable to costs associated with personnel to support our growth activities. Additionally, general and administrative expenses increased period-over-period as a result of the costs associated with our accounting system implementation and information technology projects to support our growth activities as well as additional costs incurred in connection with our obligations under Section 404 of the Sarbanes Oxley Act of 2002.
DD&A. The $9.7 million increase was mainly the result of an increase in midstream assets placed in service in 2015 as compared to 2014 and the related depreciation on those assets. Additionally, the increase was the result of a $0.8 million disposal of a water asset and the related write-off of the net book value of the asset in accordance with successful efforts accounting.
Capital Resources and Liquidity
Our primary sources of liquidity have been the proceeds from equity and debt financings and borrowings under our credit facilities. Our primary use of capital has been the acquisition and development of natural gas properties and associated midstream infrastructure. As we pursue reserve and production growth, we monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. We also expect to fund a portion of these requirements with cash flow from operations as we continue to bring additional production online.
Cash Flow Provided by Operating Activities
Net cash provided by operating activities was $270.4 million for the nine months ended September 30, 2015, compared to $69.7 million of net cash provided by operating activities for the nine months ended September 30, 2014. The increase in operating cash flow was primarily due to increases in operating income including cash receipts on settled derivatives, which is consistent with increased production.
Cash Flow Used In Investing Activities
During the nine months ended September 30, 2015 cash flows used in investing activities consisted of $919.9 million for capital expenditures for property and equipment, while the $1,154.5 million of cash flows used in investing activities for the nine months ended September 30, 2014 primarily consisted of $642.4 million of capital expenditures for property and equipment and $523.7 million related to acquisition activity.
Capital expenditures for exploration and production were $638.5 million and $412.2 million for the nine months ended September 30, 2015 and 2014, respectively. The increase of $226.3 million was primarily attributable to the acquisition and development of our natural gas properties. In November, we revised our 2015 exploration and production capital expenditure budget from $680.0 million to $730.0 million.
Capital expenditures for midstream operations totaled $303.1 million and $230.2 million for the nine months ended September 30, 2015 and 2014, respectively. The increase of $73.0 million was attributable to the expansion of the Company’s midstream infrastructure. In November, we revised our 2015 midstream capital expenditure budget from $390.0 million to $500.0 million.
Cash Flow Provided By Financing Activities
Net cash provided by financing activities of $599.3 million during the nine months ended September 30, 2015 was primarily the result of the proceeds from our 2023 Notes offering (discussed below) and borrowings on the Midstream Holdings Revolving Credit Facility and the RMP Revolving Credit Facility, offset by distributions to the Partnership’s public unitholders.  Net cash provided by financing activities of $1,185.2 million during the nine months ended September 30, 2014 was primarily the result of proceeds from our 2022 Notes offering (discussed below), our IPO, and August 2014 equity offering (net of offering costs), which was offset by repayments of debt.

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
As of September 30, 2015, the borrowing base under the Amended Credit Agreement governing the Senior Secured Revolving Credit Facility was $650.0 million and the sublimit for letters of credit was $175.0 million. The Company had zero borrowings outstanding and $125.4 million in letters of credit outstanding under its Amended Credit Agreement as of September 30, 2015, resulting in availability of $524.6 million. On October 30, 2015, a scheduled redetermination occurred as a result of which the borrowing base of the Senior Secured Revolving Credit Facility was increased from $650.0 million to $750.0 million and the sublimit for letters of credit increased from $175.0 million to $250.0 million. The next redetermination of the borrowing base is scheduled for April 1, 2016. The maturity date of the Senior Secured Revolving Credit Facility is January 29, 2019.
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
The Amended Credit Agreement also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Amended Credit Agreement to be immediately due and payable. We were in compliance with such covenants and ratios as of September 30, 2015.
Midstream Holdings Revolving Credit Facility
On December 22, 2014, Midstream Holdings entered into a revolving credit facility (“Midstream Holdings Revolving Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders with a maximum credit amount of $300.0 million and a sublimit for letters of credit of $25.0 million. As of September 30, 2015, Midstream Holdings had $152.0 million borrowings outstanding and $0.1 million letters of credit under this facility. The Midstream Holdings Revolving Credit Facility is available to fund working capital requirements and capital expenditures and to purchase assets and matures on December 22, 2019.
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
The Midstream Holdings Revolving Credit Facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Midstream Holdings Revolving Credit Facility to be immediately due and payable. Midstream Holdings was in compliance with such covenants and ratios as of September 30, 2015.
RMP Revolving Credit Facility
On December 22, 2014, Rice Midstream OpCo entered into a revolving credit facility (the “RMP Revolving Credit Facility”) with RMP, Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders with a maximum credit amount of $450.0 million with an additional $200.0 million of commitments available under an accordion feature subject to lender approval. The RMP Revolving Credit Facility provides for a letter of credit sublimit of $50.0 million. As of September 30, 2015,

Rice Midstream OpCo had $72.0 million borrowings outstanding and no letters of credit under this facility. The RMP Revolving Credit Facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes.
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
The RMP Revolving Credit Facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the RMP Revolving Credit Facility to be immediately due and payable. RMP was in compliance with such covenants and ratios as of September 30, 2015.
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
By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have derivative instruments in place with nine different counterparties. As of September 30, 2015, our contracts with Wells Fargo Bank N.A. and Bank of Montreal accounted for 32% and 26% of the net fair market value of our derivative assets, respectively. We believe Wells Fargo Bank N.A. and Bank of Montreal are acceptable credit risks. We are not required to provide credit support or collateral to Wells Fargo Bank N.A. or Bank of Montreal under current contracts, nor are they required to provide credit support or collateral to us. As of September 30, 2015 and December 31, 2014, we did not have any past due receivables from counterparties.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the condensed consolidated financial statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates. Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2014 Annual Report in addition to the discussion included herein. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to our condensed consolidated financial statements contained in this Quarterly Report.
On a quarterly basis in accordance with ASC 360, we perform a qualitative assessment of whether events or changes in circumstances exist that could be indicators that the carrying amount of proved properties may not be recoverable.  Given the rapid decline in the market prices of natural gas, NGLs, and oil that occurred during the fourth quarter of 2014 and sustained depressed market prices during 2015, we have compared estimated undiscounted future cash flows using strip pricing for our proved properties to the carrying value of those properties.  Because estimated undiscounted future cash flows have exceeded the associated carrying values of proved properties at the end of each quarter, pursuant to generally accepted accounting principles for successful efforts accounting, it has not been necessary for us to estimate the fair value of the properties, nor have any impairment losses been realized during the three or nine month period ended September 30, 2015. Current future commodity prices continue to support the recoverability of our proved properties; however, we are unable to predict commodity prices with any greater precision than the futures market. Further reductions in commodity prices within the futures market could trigger an impairment of proved natural gas properties in the future.
We also expect that the decrease in commodity prices has caused the pre-tax PV-10 of the estimated cash flows from our reserves, based upon average yearly prices computed using SEC rules, to decrease substantially as compared to amounts reflected as of December 31, 2014.  We do not believe that the current commodity pricing environment will have a material effect on our proved reserve quantities at December 31, 2015 compared to our proved reserve quantities at December 31, 2014.
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
As of September 30, 2015, we have entered into derivative instruments with various financial institutions, fixing the price we receive for a portion of our natural gas through December 31, 2022. Our commodity hedge position as of September 30, 2015 is summarized in Note 4 to our condensed consolidated financial statements included elsewhere in the Quarterly Report. Our financial hedging activities are intended to support natural gas, NGLs and oil prices at targeted levels and to manage our exposure to price fluctuations.
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
As of September 30, 2015, we had zero borrowings and approximately $125.4 million in letters of credit outstanding under our Senior Secured Revolving Credit Facility. As of September 30, 2015, we had availability under our Senior Secured Revolving Credit Facility of approximately $524.6 million and a borrowing base of $650.0 million. We have a choice of borrowing in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to LIBOR plus an applicable margin ranging from 150 to 250 basis points, depending on the percentage of our borrowing base utilized. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 50 to 150 basis points, depending on the percentage of our borrowing base utilized.
As of September 30, 2015, Rice Midstream Holdings had $152.0 million of borrowings and $0.1 million letters of credit outstanding under the Midstream Holdings Revolving Credit Facility. Under the revolving credit facility, Rice Midstream Holdings may elect to borrow in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 225 to 300 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 125 to 200 basis points, depending on the leverage ratio then in effect.

The average annual interest rate incurred on the Midstream Holdings Revolving Credit Facility during the nine months ended September 30, 2015 was approximately 2.5%.  A 1.0% increase in the applicable average interest rates for the nine months ended September 30, 2015 would have resulted in an estimated $0.5 million increase in interest expense.
As of September 30, 2015, Rice Midstream OpCo had $72.0 million of borrowings and no letters of credit outstanding under the RMP Revolving Credit Facility. Under the RMP Revolving Credit Facility, Rice Midstream OpCo may elect to borrow in Eurodollars or at the base rate. Eurodollar loans will bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 175 to 275 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 75 to 175 basis points, depending on the leverage ratio then in effect.
The average annual interest rate incurred on the RMP Revolving Credit Facility during the nine months ended September 30, 2015 was approximately 1.9%.  A 1.0% increase in the applicable average interest rates for the nine months ended September 30, 2015 would have resulted in a $0.2 million estimated increase in interest expense.
As of September 30, 2015, we did not have any derivatives in place to mitigate the effects of interest rate risk. We may implement an interest rate hedging strategy in the future.
Counterparty and customer credit risk
Our principal exposures to credit risk are through joint interest receivables ($133.1 million as of September 30, 2015) and the sale of our natural gas production ($84.2 million in receivables as of September 30, 2015), which we market to multiple natural gas marketing companies. Joint interest receivables arise from billing entities who own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. We have minimal ability to choose who participates in our wells. We are also subject to credit risk with three natural gas marketing companies that hold a significant portion of our natural gas receivables. We do not require our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2015, we completed the implementation of a new accounting application. We took the necessary steps to monitor and maintain appropriate internal controls during this period of change, including procedures to preserve the integrity of the data converted during the application implementation. Additionally, we provided training related to this application to individuals using the application to carry out their job responsibilities. We believe the new application will enhance our internal controls over financial reporting due to enhanced automation and integration of related processes. The application change was not undertaken in response to any deficiencies in our internal control over financial reporting.
During the quarter ended September 30, 2015, we completed the design and documentation of internal control processes and procedures relating to the new application and modules to supplement and complement existing internal control over certain respective job areas. Testing of the controls related to the new application and accounting functions is ongoing and is included in the scope of our assessment of our internal control over financial reporting for 2015, which will be completed in conjunction with the filing of our Annual Report on Form 10-K for the year ending December 31, 2015. We will continue to monitor controls through and around the application to provide reasonable assurance that controls are effective, and, as a result of the ongoing evaluation, may identify additional changes to improve internal control over financial reporting.
There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(t) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company is party to various legal and/or regulatory proceedings from time to time arising in the ordinary course of business. While the ultimate outcome and impact to the Company cannot be predicted with certainty, the Company believes that all such matters are without merit and involve amounts which, if resolved unfavorably, either individually or in the aggregate, will not have a material adverse effect on its financial condition, results of operations or cash flows. When the Company determines that a loss is probable of occurring and is reasonably estimable, the Company accrues an undiscounted liability for such contingencies based on its best estimate using information available at the time. The Company discloses contingencies where an adverse outcome may be material, or in the judgment of management, the matter should otherwise be disclosed.
Environmental Proceedings
In September 2015, the Company received a Notice of Proposed Assessment from the Pennsylvania Department of Environmental Protection (“DEP”) of proposed civil penalties related to seven Notices of Violations (“NOVs”) received in 2015 under the Clean Streams Law, the 2012 Oil and Gas Act, and the Solid Waste Management Act. Prior to and since receiving the NOVs, the Company has cooperated with the DEP and in certain cases remediated the affected areas under the NOVs. While resolution of the NOVs may result in monetary sanctions of more than $100,000, the Company does not expect the penalties, individually or in the aggregate, to have a material impact on its financial results.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of securities. There were no sales of unregistered equity securities during the period covered by this report.
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended September 30, 2015:

Period	Total Number of Shares Withheld (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs
July 1 - July 31, 2015	220	$19.32	—	—
August 1, August 31, 2015	—	—	—	—
September 1 - September 30, 2015	728	20.08	—	—
Total	948	$19.90	—	—

(1)
All shares withheld during the third quarter of 2015 were used to offset tax withholding obligations that occur upon the vesting of restricted stock units and delivery of common stock under the terms of the Company’s long-term incentive plan.

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

10.1
Fifth Amendment to Third Amended and Restated Credit Agreement and Amendment to Limited Consent and Second Amendment, dated as of July 17, 2015, among Rice Energy Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent and the lenders and other parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on July 21, 2015).

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

RICE ENERGY INC.

Date:	November 5, 2015	By:	/s/ Daniel J. Rice IV
Daniel J. Rice IV
Director, Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2015	By:	/s/ Grayson T. Lisenby
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

10.1
Fifth Amendment to Third Amended and Restated Credit Agreement and Amendment to Limited Consent and Second Amendment, dated as of July 17, 2015, among Rice Energy Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent and the lenders and other parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on July 21, 2015).

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