Form 10-Q
period 2016-03-31
Rice Energy Inc.
filed 2016-05-05
CIK 1588238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______ to_______
Commission File Number: 001-36273
Rice Energy Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-3785773
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2200 Rice Drive Canonsburg, Pennsylvania	15317
(Address of principal executive offices)	(Zip code)

(724) 271-7200
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

Number of shares of the registrant’s common stock outstanding at May 3, 2016: 156,474,696 shares

RICE ENERGY INC.
QUARTERLY REPORT ON FORM 10-Q

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and income/losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”) on file with the Securities and Exchange Commission (the “SEC”) and in this Quarterly Report.
Forward-looking statements may include statements about:

•	expectations regarding the closing of the Alpha Acquisition (defined herein);

•	successful integration and future performance of acquired assets, including the assets to be acquired in the Alpha Acquisition, if consummated;

•	our business strategy;

•	our reserves;

•	our financial strategy, liquidity and capital required for our development program;

•	realized natural gas, natural gas liquid (“NGL”) and oil prices;

•	timing and amount of future production of natural gas, NGLs and oil;

•	our hedging strategy and results;

•	our future drilling plans;

•	competition and government regulations;

•	pending legal or environmental matters;

•	our marketing of natural gas, NGLs and oil;

•	our leasehold or business acquisitions;

•	costs of developing our properties and conducting our gathering and other midstream operations;

•	operations of Rice Midstream Partners LP;

•	monetization transactions, including asset sales to Rice Midstream Partners LP;

•	general economic conditions;

•	credit and capital markets;

•	uncertainty regarding our future operating results; and

•	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.
We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, gathering and sale of natural gas, NGLs and oil. These risks include, but are not limited to: commodity price volatility; inflation; lack of availability of drilling and production equipment and services; environmental risks; drilling and other operating risks; regulatory changes; the uncertainty inherent in estimating natural gas reserves and in projecting future rates of production, cash flow and access to capital; the timing of development expenditures; risks relating to joint venture operations; and the other risks described under the heading “Item 1A. Risk Factors” in our 2015 Annual Report and in this Quarterly Report.
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

Commonly Used Defined Terms
As used in the Quarterly Report, unless the context indicates or otherwise requires, the following terms have the following meanings:

•	“Rice Energy,” the “Company,” “we,” “our,” “us” or like terms refer collectively to Rice Energy Inc. and its consolidated subsidiaries;

•	“Rice Drilling B” refers to Rice Drilling B LLC, a wholly-owned subsidiary of Rice Energy;

•	“RMP” or the “Partnership” refer to Rice Midstream Partners LP (NYSE: RMP);

•	“Rice Midstream OpCo” refers to Rice Midstream OpCo LLC, a wholly-owned subsidiary of RMP;

•	“RMH” or “Midstream Holdings” refers to Rice Midstream Holdings LLC, a subsidiary of Rice Energy;

•	“GP Holdings” refers to Rice Midstream GP Holdings LP, a subsidiary of Rice Energy;

•	“PA Water” refers to Rice Water Services (PA) LLC, a subsidiary of RMP; and

•	“OH Water” refers to Rice Water Services (OH) LLC, a subsidiary of RMP.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Rice Energy Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands)	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash	$355,082	$151,901
Accounts receivable	146,986	154,814
Prepaid expenses and other	6,604	5,488
Derivative assets	208,288	186,960
Total current assets	716,960	499,163

Gas collateral account	4,077	4,077
Property, plant and equipment, net	3,436,349	3,243,131
Deferred financing costs, net	8,915	8,811
Goodwill	39,142	39,142
Intangible assets, net	45,752	46,159
Derivative assets	93,124	105,945
Other non-current assets	2,360	2,670
Total assets	$4,346,679	$3,949,098

Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Accounts payable	$37,973	$83,553
Royalties payable	29,392	40,572
Accrued capital expenditures	92,152	79,747
Accrued interest	35,925	14,337
Leasehold payable	7,498	17,338
Other accrued liabilities	71,787	64,794
Total current liabilities	274,727	300,341

Long-term liabilities:
Long-term debt	1,445,784	1,435,790
Leasehold payable	4,177	6,289
Deferred tax liabilities	265,613	271,988
Derivative instruments	18,732	16,344
Other long-term liabilities	20,345	13,878
Total liabilities	2,029,378	2,044,630

Mezzanine equity:
Redeemable noncontrolling interest, net (Note 8)	369,650	—

Stockholders’ equity:
Common stock, $0.01 par value; authorized - 650,000,000 shares; issued and outstanding - 136,474,696 shares and 136,387,194 shares, respectively	1,365	1,364
Preferred stock, $0.01 par value; authorized - 50,000,000 shares; none issued	—	—
Additional paid in capital	1,441,153	1,416,523
Accumulated deficit	(155,578)	(137,990)
Stockholders’ equity before noncontrolling interest	1,286,940	1,279,897
Noncontrolling interests in consolidated subsidiaries	660,711	624,571
Total liabilities, mezzanine equity and stockholders’ equity	$4,346,679	$3,949,098
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2016	2015
Operating revenues:
Natural gas, oil and natural gas liquids sales	$112,442	$96,912
Gathering, compression and water distribution	24,552	9,801
Other revenue	2,948	2,826
Total operating revenues	139,942	109,539

Operating expenses:
Lease operating (1)	11,071	11,591
Gathering, compression and transportation	28,132	14,420
Production taxes and impact fees	1,651	1,454
Exploration	990	739
Midstream operation and maintenance (1)	9,622	3,331
Incentive unit expense	24,142	23,458
Acquisition expense	472	—
Impairment of fixed assets	2,595	—
General and administrative (1)	24,873	20,745
Depreciation, depletion and amortization	79,185	62,581
Amortization of intangible assets	408	408
Other expense	4,191	1,892
Total operating expenses	187,332	140,619

Operating loss	(47,390)	(31,080)
Interest expense	(24,521)	(16,129)
Other income	214	162
Gain on derivative instruments	70,179	61,367
Amortization of deferred financing costs	(1,552)	(1,103)
(Loss) income before income taxes	(3,070)	13,217
Income tax benefit (expense)	6,375	(8,530)
Net income	3,305	4,687
Less: Net income attributable to noncontrolling interests	(20,893)	(4,535)
Net (loss) income attributable to Rice Energy Inc.	(17,588)	152
Less: Preferred dividends and accretion on redeemable noncontrolling interests	(3,458)	—
Net (loss) income attributable to Rice Energy Inc. common stockholders	$(21,046)	$152

Weighted average number of shares of common stock—basic	136,419,903	136,291,814
Weighted average number of shares of common stock—diluted	136,419,903	136,347,810
(Loss) earnings per share—basic	$(0.15)	$—
(Loss) earnings per share—diluted	$(0.15)	$—

(1)
Stock-based compensation expense of $0.1 million, $0.1 million and $4.6 million is included in lease operating, midstream operation and maintenance and general and administrative expense, respectively, for the three months ended March 31, 2016 and $3.3 million is included general and administrative expense for the three months ended March 31, 2015. See Note 9 for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$3,305	$4,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	79,185	62,581
Amortization of deferred financing costs	1,552	1,103
Amortization of intangibles	408	408
Exploration	990	739
Incentive unit expense	24,142	23,458
Stock compensation expense	4,640	3,255
Impairment of fixed assets	2,595	—
Derivative instruments fair value gain	(70,179)	(61,367)
Cash receipts for settled derivatives	64,062	27,396
Deferred income tax (benefit) expense	(6,375)	8,530
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	7,589	(53,707)
Increase in prepaid expenses and other assets	(611)	(2,273)
(Decrease) increase in accounts payable	(3,275)	2,470
Increase in accrued liabilities and other	30,290	4,130
Decrease in royalties payable	(11,180)	(8,332)
Net cash provided by operating activities	127,138	13,078

Cash flows from investing activities:
Capital expenditures for property and equipment	(289,719)	(324,939)
Acquisition of midstream assets	(7,700)	—
Net cash used in investing activities	(297,419)	(324,939)

Cash flows from financing activities:
Proceeds from borrowings	90,000	428,932
Repayments of debt obligations	(81,317)	(15,535)
Debt issuance costs	(879)	(7,862)
Offering costs related to the Partnership’s IPO	—	(146)
Distributions to the Partnership’s public unitholders	(8,284)	(587)
Proceeds from issuance of mezzanine equity, net of offering costs	373,942	—
Net cash provided by financing activities	373,462	404,802

Net increase in cash	203,181	92,941
Cash at the beginning of the year	151,901	256,130
Cash at the end of the period	$355,082	$349,071

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Condensed Consolidated Statements of Equity
(Unaudited)

(in thousands)	Common Stock ($0.01 par)	Additional Paid-In Capital	Accumulated (Deficit) Earnings	Stockholders Equity before Non-Controlling Interest	Non-Controlling Interest	Total
Balance, January 1, 2015	$1,363	$1,368,001	$153,346	$1,522,710	$442,458	$1,965,168
Incentive unit compensation	—	23,458	—	23,458	—	23,458
Stock compensation	—	2,259	—	2,259	969	3,228
Distributions to the Partnership’s public unitholders	—	—	—	—	(587)	(587)
Offering costs related to the Partnership’s IPO	—	—	—	—	(146)	(146)
Consolidated net income	—	—	152	152	4,535	4,687
Balance, March 31, 2015	$1,363	$1,393,718	$153,498	$1,548,579	$447,229	$1,995,808

Balance, January 1, 2016	$1,364	$1,416,523	$(137,990)	$1,279,897	$624,571	$1,904,468
Incentive unit compensation	—	24,142	—	24,142	—	24,142
Stock compensation	1	3,946	—	3,947	1,031	4,978
Preferred dividends on redeemable noncontrolling interest	—	(3,132)	—	(3,132)	—	(3,132)
Accretion of redeemable noncontrolling interest	—	(326)	—	(326)	—	(326)
Contribution from noncontrolling interest	—	—	—	—	22,500	22,500
Distributions to the Partnership’s public unitholders	—	—	—	—	(8,284)	(8,284)
Consolidated net (loss) income	—	—	(17,588)	(17,588)	20,893	3,305
Balance, March 31, 2016	$1,365	$1,441,153	$(155,578)	$1,286,940	$660,711	$1,947,651
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of Rice Energy Inc. (the “Company”) have been prepared by the Company’s management in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and applicable rules and regulations promulgated under the Securities Exchange Act of 1934 (the “Securities Act”), as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of March 31, 2016 and December 31, 2015 and its condensed consolidated statements of operations and of cash flows for the three months ended March 31, 2016 and 2015.
In 2014, the Company formed Rice Midstream Partners LP, a subsidiary of the Company (the “Partnership”), to own, operate, develop and acquire midstream assets in the Appalachian Basin. In connection with the Partnership’s December 2014 initial public offering, the Company retained an indirect 50% limited partnership interest in the Partnership through its wholly-owned subsidiary, Rice Midstream Holdings LLC (“Midstream Holdings”). Following the sale by the Partnership of 13,409,961 common units in a private placement in November 2015, Midstream Holdings owned approximately 41% of the outstanding limited partnership interest in the Partnership.
On February 17, 2016, the Company, Midstream Holdings and Rice Midstream GP Holdings LP, a newly-formed Delaware limited partnership (“GP Holdings”) and subsidiary of Midstream Holdings, entered into a securities purchase agreement (the “Securities Purchase Agreement”) with EIG Energy Fund XVI, L.P., EIG Energy Fund XVI-E, L.P., and EIG Holdings (RICE) Partners, LP (collectively, the “Investors”) pursuant to which (i) Midstream Holdings agreed to issue and sell 375,000 Series B Units (“Series B Units”) with an aggregate liquidation preference of $375.0 million and (ii) GP Holdings agreed to issue and sell common units representing an 8.25% limited partner interest in GP Holdings (“GP Holdings Common Units”) for aggregate consideration of $375.0 million in a private placement (the “Midstream Holdings Investment”) exempt from the registration requirements under the Securities Act. In conjunction with the Securities Purchase Agreement, Midstream Holdings issued 1,000 Series A Units to Rice Energy Appalachia LLC, a wholly-owned subsidiary of the Company (“REA”). The Midstream Holdings Investment closed on February 22, 2016 (the “Closing Date”). Prior to the Closing Date, Midstream Holdings assigned all of its equity interests in the Partnership, consisting of 3,623 common units, 28,753,623 subordinated units and all of its incentive distribution rights to GP Holdings. As a result of the Midstream Holdings Investment, the Company indirectly owned an approximate 37% limited partner interest in the Partnership as of March 31, 2016. See Note 8 for additional discussion of the Midstream Holdings Investment.
The Company has historically consolidated the Partnership and recorded a noncontrolling interest related to the net income of the Partnership attributed to the Partnership’s public unitholders. As a result of the Financial Accounting Standards Board (“FASB”) issuing Accounting Standards Update (“ASU”) 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” the Company was required to reevaluate the consolidation of the Partnership per the guidance in ASU 2015-02 effective in the current quarter. Pursuant to an evaluation performed upon adoption of ASU 2015-02, the Company has concluded that the Partnership is considered a variable interest entity (“VIE”), and the primary beneficiary of the Partnership is determined to be GP Holdings. As Midstream Holdings holds a significant indirect interest in the Partnership through its ownership of a 91.75% limited partner interest in GP Holdings and a direct interest in its wholly-owned subsidiary Rice Midstream Management LLC (the “GP”) that holds all of the substantive voting and participating rights in the Partnership, the related party group of GP Holdings and the GP collectively hold the power and benefits of the Partnership. Additionally, as GP Holdings is not a wholly-owned subsidiary of Midstream Holdings, it was also evaluated for consolidation per the guidance in ASU 2015-02. GP Holdings was also determined to be a VIE, and the primary beneficiary was determined to be Midstream Holdings, with Rice Midstream GP Management LLC (“GP Management”), the general partner of GP Holdings, holding all of the substantive voting and participating rights to direct the activities of GP Holdings.

As of March 31, 2016, the Company consolidates both the Partnership and GP Holdings, recording noncontrolling interest related to the net income of the Partnership attributable to its public unitholders and the net income of GP Holdings attributable to the Investors. GP Holdings has no significant assets, liabilities or operations other than consolidation of the Partnership disclosed below. The following table presents summary information of assets and liabilities of the Partnership that is included in the Company’s condensed consolidated balance sheets that are for the use or obligation of the Partnership.

(in thousands)	March 31, 2016	December 31, 2015
Assets (liabilities):
Cash	$9,811	$7,597
Accounts receivable	11,111	9,926
Other current assets	238	192
Property and equipment, net	605,295	578,026
Goodwill and intangible assets, net	84,894	85,301
Deferred financing costs, net	2,164	2,310
Accounts payable	(11,302)	(13,484)
Accrued capital expenditures	(13,716)	(15,277)
Other current liabilities	(6,088)	(3,067)
Long-term debt	(159,000)	(143,000)
Other long-term liabilities	(3,223)	(3,128)
The following table presents summary information of the Partnership’s financial performance included in the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2016 and 2015, inclusive of affiliate amounts.

(in thousands)	March 31, 2016	March 31, 2015
Operating revenues	$54,543	$26,511
Operating expenses	18,926	11,025
Net income	34,426	12,924

Net cash provided by operating activities	$36,435	$25,839
Net cash used in investing activities	(36,243)	(50,716)
Net cash provided by financing activities	2,022	5,808
On February 1, 2016, Strike Force Midstream Holdings LLC (“Strike Force Holdings”), a wholly-owned subsidiary of Midstream Holdings and Gulfport Midstream Holdings, LLC (“Gulfport Midstream”), a wholly-owned subsidiary of Gulfport Energy Corporation (“Gulfport”), entered into an Amended and Restated Limited Liability Company Agreement (the “Strike Force LLC Agreement”) of Strike Force Midstream LLC (“Strike Force Midstream”) to engage in the natural gas midstream business in approximately 319,000 acres in Belmont and Monroe Counties, Ohio. Under the terms of the Strike Force LLC Agreement, Strike Force Holdings made an initial contribution to Strike Force Midstream of certain pipelines, facilities and rights of way and cash in the amount of $41.0 million in exchange for a 75% membership interest in Strike Force Midstream. Gulfport Midstream made an initial contribution of a gathering system and related assets in exchange for a 25% membership interest in Strike Force Midstream. These assets have a preliminary fair value of $22.5 million utilizing Level 3 valuation inputs and is recorded as noncontrolling interest on the condensed consolidated balance sheet. Additionally, on February 1, 2016, Strike Force Midstream and Strike Force Holdings entered into a services agreement whereby Strike Force Holdings will provide all of the services necessary to operate, manage, maintain and report the operating results of Strike Force Midstream.

The Company evaluated Strike Force Midstream for consolidation and determined Strike Force Midstream to be a VIE. Strike Force Holdings was determined to be the primary beneficiary with power to significantly direct the operations of Strike Force Midstream and its 75% membership interest. As a result, the Company consolidates Strike Force Midstream in the consolidated financial statements and records a noncontrolling interest related to the ownership of Strike Force Midstream attributable to the Gulfport Midstream membership interest. The following table presents summary information of assets and liabilities of Strike Force Midstream that is included in the Company’s condensed consolidated balance sheet that are for the use or obligation of Strike Force Midstream.

(in thousands)	March 31, 2016
Assets (liabilities):
Cash	$27,566
Accounts receivable	8,322
Property and equipment, net	60,141
Accounts payable	(125)
Accrued capital expenditures	(7,310)
Other current liabilities	(115)
The following table presents summary information of Strike Force Midstream’s financial performance included in the condensed consolidated statement of operations and cash flows for the three months ended March 31, 2016, inclusive of affiliate amounts.

(in thousands)	March 31, 2016
Operating revenues	$619
Operating expenses	888
Net loss	(269)

Net cash used in operating activities	$(9,816)
Net cash used in investing activities	(3,618)
Net cash provided by financing activities	41,000
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes therein for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”) by the Company in its Annual Report on Form 10-K (the “2015 Annual Report”). Certain prior period financial statement amounts have been reclassified to conform to current period presentation. All intercompany transactions have been eliminated in consolidation.

2.	Accounts Receivable
Accounts receivable are primarily from the Company’s joint interest partners and natural gas marketers. The Company extends credit to parties in the normal course of business based upon management’s assessment of their creditworthiness. A valuation allowance is provided for those accounts for which collection is estimated as doubtful; uncollectible accounts are written off and charged against the allowance. In estimating the allowance, management considers, among other things, how recently and how frequently payments have been received and the financial position of the party. There was no allowance recorded for any of the periods presented in the condensed consolidated financial statements. Accounts receivable as of March 31, 2016 and December 31, 2015 are detailed below.

(in thousands)	March 31, 2016	December 31, 2015
Joint interest	$70,797	$76,985
Natural gas sales	64,074	71,512
Other	12,115	6,317
Total accounts receivable	$146,986	$154,814

3.	Long-Term Debt
Long-term debt consists of the following as of March 31, 2016 and December 31, 2015:

(in thousands)	March 31, 2016	December 31, 2015
Long-term Debt
Senior Notes Due 2022, net of deferred finance costs of $13,714 and $14,316, respectively (a)	$886,286	$885,684
Senior Notes Due 2023, net of deferred finance costs of $6,818 and $7,117, respectively (b)	390,498	390,106
Senior Secured Revolving Credit Facility (c)	—	—
Midstream Holdings Revolving Credit Facility (d)	10,000	17,000
RMP Revolving Credit Facility (e)	159,000	143,000
Total long-term debt	$1,445,784	$1,435,790
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
The 2022 Notes will mature on May 1, 2022, and interest is payable on the 2022 Notes on each May 1 and November 1. At any time prior to May 1, 2017, the Company may redeem up to 35% of the 2022 Notes at a redemption price of 106.25% of the principal amount, plus accrued and unpaid interest to the redemption date, with the proceeds of certain equity offerings, so long as the redemption occurs within 180 days of completing such equity offering and at least 65% of the aggregate principal amount of the 2022 Notes remains outstanding after such redemption. Prior to May 1, 2017, the Company may redeem some or all of the notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. Upon the occurrence of a Change of Control (as defined in the indenture governing the 2022 Notes), unless the Company has given notice to redeem the 2022 Notes, the holders of the 2022 Notes will have the right to require the Company to repurchase all or a portion of the 2022 Notes at a price equal to 101% of the aggregate principal amount of the 2022 Notes, plus any accrued and unpaid interest to the date of purchase. On or after May 1, 2017, the Company may redeem some or all of the 2022 Notes at redemption prices (expressed as percentages of principal amount) equal to 104.688% for the twelve-month period beginning on May 1, 2017, 103.125% for the twelve-month period beginning May 1, 2018, 101.563% for the twelve-month period beginning on May 1, 2019 and 100.000% beginning on May 1, 2020, plus accrued and unpaid interest to the redemption date.
7.25% Senior Notes Due 2023 (b)
On March 26, 2015, the Company issued $400.0 million in aggregate principal amount of 7.25% senior notes due 2023 (the “2023 Notes”) in a private placement to eligible purchasers under Rule 144A and Regulation S of the Securities Act, which resulted in net proceeds of $389.3 million, after deducting expenses and the initial purchasers’ discounts of approximately $10.7 million. The Company used the net proceeds for general corporate purposes, including capital expenditures. The original issuance discount of $3.1 million related to the 2023 Notes is recorded as a reduction of the principal amount. For the three months ended March 31, 2016, the Company recorded $0.1 million of amortization of the debt discount as interest expense using the effective interest method and a rate of 7.345%.
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
In connection with the issuance and sale of the 2023 Notes, the Company and the Company’s restricted subsidiaries (the “Guarantors”) entered into a registration rights agreement with the initial purchasers, dated March 26, 2015. Pursuant to the registration rights agreement, the Company completed an exchange of the 2023 Notes for registered notes that have substantially identical terms as the 2023 Notes.
The 2022 Notes and the 2023 Notes (collectively, the “Notes”) are the Company’s senior unsecured obligations, rank equally in right of payment with all of the Company’s existing and future senior debt, and will rank senior in right of payment to all of the Company’s future subordinated debt. The Notes will be effectively subordinated to all of the Company’s existing and future secured debt to the extent of the value of the collateral securing such indebtedness. The Notes are jointly and severally, fully and unconditionally, guaranteed by the Company’s Guarantors.
Senior Secured Revolving Credit Facility (c)
In April 2013, the Company entered into a Senior Secured Revolving Credit Facility (the “Senior Secured Revolving Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders. In April 2014, the Company, as borrower, and Rice Drilling B LLC (“Rice Drilling B”), as predecessor borrower, amended and restated the credit agreement governing the Senior Secured Revolving Credit Facility (the “Amended Credit Agreement”) to, among other things, assign all of the rights and obligations of Rice Drilling B as borrower under the Senior Secured Revolving Credit Facility to the Company.
On January 13, 2016, the Company entered into an amendment to the Amended Credit Agreement (the “Seventh Amendment”), which increased the aggregate notional volume limitations for our hedging arrangements contained in the Amended Credit Agreement for the first eighteen months after entering into any commodity swap agreement or secured firm transportation reimbursement agreement.
As of March 31, 2016, the borrowing base was $750.0 million and the sublimit for letters of credit was $250.0 million. The Company had zero borrowings outstanding and $211.9 million in letters of credit outstanding under the Amended Credit Agreement as of March 31, 2016, resulting in availability of $538.1 million. The next redetermination of the borrowing base is expected to occur in May 2016. The maturity date of the Senior Secured Revolving Credit Facility is January 29, 2019.
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
The Amended Credit Agreement also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Amended Credit Agreement to be immediately due and payable. The Company was in compliance with its covenants and ratios effective as of March 31, 2016.
Midstream Holdings Revolving Credit Facility (d)
On December 22, 2014, Midstream Holdings entered into a revolving credit facility (the “Midstream Holdings Revolving Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders with a maximum credit amount of $300.0 million and a sublimit for letters of credit of $25.0 million.
On February 19, 2016, Midstream Holdings entered into an amendment to the Midstream Holdings Revolving Credit Facility (the “Second Amendment”). Among other changes, the Second Amendment: (i) permits cash distributions by GP Holdings to the purchasers, subject to certain limitations; (ii) permits a one-time contribution of common units of the Partnership from Midstream Holdings to GP Holdings; (iii) amends the definition of “Disqualified Capital Stock” to permit a put right feature in connection with the Midstream Holdings Investment; (iv) amends the definition of “Change in Control” to include any change of control under the documents entered into in connection with the Midstream Holdings Investment; (v) expands cross-default to the documents entered into in connection with the Midstream Holdings Investment; and (vi) excludes proceeds from a scheduled sale of equity interests in GP Holdings to an investor from the mandatory prepayment provision.

As of March 31, 2016, Midstream Holdings had $10.0 million of borrowings outstanding and no letters of credit under this facility. The average daily outstanding balance of the credit facility was approximately $25.5 million and interest was incurred on the facility at a weighted average interest rate of 2.7% through March 31, 2016. The credit facility is available to fund working capital requirements and capital expenditures and to purchase assets and matures on December 22, 2019.
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
The Midstream Holdings Revolving Credit Facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Midstream Holdings Revolving Credit Facility to be immediately due and payable. Midstream Holdings was in compliance with its covenants and ratios effective as of March 31, 2016.
RMP Revolving Credit Facility (e)
On December 22, 2014, Rice Midstream OpCo LLC, a wholly-owned subsidiary of the Partnership (“Rice Midstream OpCo”), entered into a revolving credit facility (the “RMP Revolving Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders with a maximum credit amount of $450.0 million with an additional $200.0 million of commitments available under an accordion feature subject to lender approval. The RMP Revolving Credit Facility provides for a letter of credit sublimit of $50.0 million. As of March 31, 2016, Rice Midstream OpCo had $159.0 million of borrowings outstanding and no letters of credit under this facility. The average daily outstanding balance of the credit facility was approximately $159.9 million and interest was incurred on the facility at a weighted average interest rate of 2.2% through March 31, 2016. The RMP Revolving Credit Facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes and matures on December 22, 2019.
On January 13, 2016, the Partnership entered into an amendment to the revolving credit facility (the “First Amendment”) that modified the definition of “Acquisition Period” (as defined in the revolving credit facility) to allow Rice Midstream OpCo to elect, in its sole discretion, to commence an Acquisition Period when a material acquisition has been consummated. Prior to giving effect to the First Amendment, an Acquisition Period would commence automatically upon consummation of a material acquisition.
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
The RMP Revolving Credit Facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the RMP Revolving Credit Facility to be immediately due and payable. The Partnership was in compliance with its covenants and ratios effective as of March 31, 2016.

Expected Aggregate Maturities
Expected aggregate maturities of the notes payable as of March 31, 2016 are as follows (in thousands):

Remainder of Year Ending December 31, 2016	$—
Year Ending December 31, 2017	—
Year Ending December 31, 2018	—
Year Ending December 31, 2019	169,000
Year Ending December 31, 2020 and Beyond	1,276,784
Total	$1,445,784
Interest paid in cash was approximately $2.4 million and $0.1 million as of March 31, 2016 and 2015, respectively.

4.	Derivative Instruments
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
As of March 31, 2016, the Company has entered into derivative instruments with various financial institutions, fixing the price it receives for a portion of its future sales of produced natural gas. The Company’s fixed price derivatives primarily include swap and collar contracts that are tied to the commodity prices on NYMEX. As of March 31, 2016, the Company has entered into NYMEX hedging contracts through December 31, 2020, hedging a total of approximately 590 Bcf of its projected natural gas production at a weighted average price of $3.16 per MMBtu. Additionally, the Company has entered into basis swap contracts to hedge the difference between the NYMEX index price and various local index prices. The fixed price and basis hedging contracts the Company has entered into through December 31, 2020 at other various sales points cover a total of approximately 634 Bcf.

The Company recognizes all derivative instruments as either assets or liabilities at fair value per the FASB ASC 815. The Company’s derivative commodity instruments have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized currently in earnings. The following tables present the gross amounts of recognized derivative assets and liabilities, the amounts offset under netting arrangements with counterparties, and the resulting net amounts presented in the consolidated balance sheets for the periods presented, all at fair value:

	As of March 31, 2016
(in thousands)	Derivative instruments, gross	Derivative instruments subject to master netting arrangements	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, net
Derivative assets	$387,424	$(86,012)	$301,412
Derivative liabilities	$26,591	$(7,358)	$19,233

	As of December 31, 2015
(in thousands)	Derivative instruments, gross	Derivative instruments subject to master netting arrangements	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, net
Derivative assets	$372,414	$(79,509)	$292,905
Derivative liabilities	$21,043	$(4,200)	$16,843

5.	Fair Value of Financial Instruments
The Company determines fair value on a recurring basis for its derivative instruments as these instruments are required to be recorded at fair value for each reporting amount. Certain amounts in the Company’s financial statements were measured at fair value on a nonrecurring basis, including discounts associated with long-term debt. Fair value is based on quoted market prices, where available. If quoted market prices are not available, fair value is based upon models that use as inputs market-based parameters, including but not limited to forward curves, discount rates, broker quotes, volatilities and nonperformance risk.
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
The following assets and liabilities were measured at fair value on a recurring basis during the period (refer to Note 5 for details relating to derivative instruments):

	As of March 31, 2016
		Fair Value Measurements at Reporting Date Using
(in thousands)	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative instruments, at fair value	$301,412	$301,412	$—	$301,412	$—
Total assets	$301,412	$301,412	$—	$301,412	$—

Liabilities:
Derivative instruments, at fair value	$19,233	$19,233	$—	$19,233	$—
Total liabilities	$19,233	$19,233	$—	$19,233	$—

	As of December 31, 2015
		Fair Value Measurements at Reporting Date Using
(in thousands)	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative instruments, at fair value	$292,905	$292,905	$—	$292,905	$—
Total assets	$292,905	$292,905	$—	$292,905	$—

Liabilities:
Derivative instruments, at fair value	$16,843	$16,843	$—	$16,843	$—
Total liabilities	$16,843	$16,843	$—	$16,843	$—
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

The estimated fair value and carrying amount of long-term debt as reported on the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 is shown in the table below (refer to Note 4 for details relating to the debt instruments). The fair value was estimated using Level 2 inputs based on rates reflective of the remaining maturity as well as the Company’s financial position. The carrying value of the revolving credit facilities approximates fair value as of as of March 31, 2016.

	As of March 31, 2016		As of December 31, 2015
Long-Term Debt (in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes Due 2022	$900,000	$787,500	$900,000	$650,250
Senior Notes Due 2023	397,317	358,000	397,222	294,000
Midstream Holdings Revolving Credit Facility	10,000	10,000	17,000	17,000
RMP Revolving Credit Facility	159,000	159,000	143,000	143,000
Total	$1,466,317	$1,314,500	$1,457,222	$1,104,250

6.	Financial Information by Business Segment
As a result of changes to the Company’s operations in 2016, management has evaluated how the Company is organized and operates and has identified the Exploration and Production segment, the Rice Midstream Holdings segment (the “RMH segment”) and the Rice Midstream Partners segment (the “RMP segment”) as separate operating segments. As a result of the changes to the Company’s operating segments, all prior period information has been revised to reflect the new operating segment structure. Operating segments are evaluated on their contribution to the Company’s consolidated results based on operating income. Other income and expenses, interest and income taxes are managed on a consolidated basis. The segment accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements for the year ended December 31, 2015 contained in its 2015 Annual Report.
The operating results and assets of the Company’s reportable segments were as follows as of and for the three months ended March 31, 2016:

(in thousands)	Exploration and Production	Rice Midstream Holdings	Rice Midstream Partners	Elimination of Intersegment Transactions	Consolidated Total
Total operating revenues	$115,390	$10,651	$54,543	$(40,642)	$139,942
Total operating expenses	183,181	7,526	18,926	(22,301)	187,332
Operating (loss) income	$(67,791)	$3,125	$35,617	$(18,341)	$(47,390)

Capital expenditures for segment assets	$235,674	$38,373	$36,243	$(20,571)	$289,719
Segment assets	$3,287,191	$375,207	$726,725	$(42,444)	$4,346,679
Goodwill	$—	$—	$39,142	$—	$39,142
Depreciation, depletion and amortization	$74,956	$1,089	$5,370	$(2,230)	$79,185

The operating results of the Company’s reportable segments were as follows for the three months ended March 31, 2015:

(in thousands)	Exploration and Production	Rice Midstream Holdings	Rice Midstream Partners	Elimination of Intersegment Transactions	Consolidated Total
Operating revenues:
Total operating revenues	$99,738	$2,936	$26,511	$(19,646)	$109,539
Total operating expenses	140,283	2,597	10,995	(13,256)	140,619
Operating (loss) income	$(40,545)	$339	$15,516	$(6,390)	$(31,080)

Capital expenditures for segment assets	$240,717	$39,896	$50,716	$(6,390)	$324,939
Depreciation, depletion and amortization	$58,914	$582	$3,085	$—	$62,581
The assets of the Partnership’s reportable segments were as follows as of December 31, 2015:

As of December 31, 2015: (in thousands)	Exploration and Production	Rice Midstream Holdings	Rice Midstream Partners	Elimination of Intersegment Transactions	Consolidated Total
Segment assets	$2,982,793	$300,148	$689,790	$(23,633)	$3,949,098
Goodwill	$—	$—	$39,142	$—	$39,142

7.	Commitments and Contingencies
On October 14, 2013, the Company entered into a Development Agreement and Area of Mutual Interest Agreement (collectively, the “Utica Development Agreements”) with Gulfport covering approximately 50,000 aggregate net acres in the Utica Shale in Belmont County, Ohio. Pursuant to the Utica Development Agreements, the Company had approximately 68.7%

participating interest in acreage currently owned or to be acquired by the Company or Gulfport located within Goshen and Smith Townships (the “Northern Contract Area”) and an approximately 48.2% participating interest in acreage currently owned or to be acquired by the Company or Gulfport located within Wayne and Washington Townships (the “Southern Contract Area”), each within Belmont County, Ohio. The remaining participating interests are held by Gulfport. The participating interests of the Company and Gulfport in each of the Northern and Southern Contract Areas approximated the Company’s then-current relative acreage positions in each area.
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
The Company has commitments for gathering and firm transportation under existing contracts with third parties. Future payments under these contracts as of March 31, 2016 totaled $4.8 billion (remainder of 2016 - $91.1 million, 2017 - $153.9 million, 2018 - $227.0 million, 2019 - $222.6 million, 2020 - $222.4 million, 2021 - $222.0 million and thereafter - $3.7 billion).
The Company has two horizontal rigs under contract, both of which expire in 2017. The Company also has two tophole drilling rigs under contract, of which one expires in 2016 and one expires in 2018. Future payments under these contracts as of March 31, 2016 totaled $35.3 million (remainder of 2016 - $21.0 million, 2017 - $12.2 million and 2018 - $2.1 million). Any other rig performing work for the Company is performed on a well-by-well basis and therefore can be released without penalty at the conclusion of drilling on the current well. These types of drilling obligations have not been included in the amounts above. The values above represent the gross amounts that the Company is committed to pay without regard to its proportionate share based on its working interest.
The Company is involved in various litigation matters arising in the normal course of business. Management is not aware of any actions that are expected to have a material adverse effect on its financial position or results of operations.

8.	Mezzanine Equity
In connection with the closing of the Securities Purchase Agreement, on February 22, 2016, (i) REA and the Investors entered into the Amended and Restated Limited Liability Company Agreement of Midstream Holdings, which defines the preferences, rights, powers and duties of holders of the Series B Units (the “LLC Agreement”) and (ii) GP Management, as general partner of GP Holdings, and Midstream Holdings and the Investors, as limited partners, entered into the Amended and Restated Agreement of Limited Partnership of GP Holdings, which defines the preferences, rights, powers and duties of holders of the GP Holdings Common Units (the “GP Holdings A&R LPA”).
In connection with the Midstream Holdings Investment, Midstream Holdings received gross proceeds of $375.0 million less transaction fees and expenses of approximately $5.7 million. Midstream Holdings used approximately $69.0 million of the proceeds to reduce outstanding borrowings under the Midstream Holdings Revolving Credit Facility and $300.0 million was distributed to the Company.
Series B Units
Pursuant to the LLC Agreement, the Series B Units rank senior to all other equity interests in Midstream Holdings with respect to the payment of distributions and distribution of assets upon liquidation, dissolution and winding up. The Series B Units will pay quarterly distributions at a rate of 8% per annum, payable in cash or “in-kind” through the issuance of additional Series B Units, subject to certain exceptions, at Midstream Holdings’ option for the first two years, and in cash thereafter. Distributions are payable on January 1, April 1, July 1 and October 1 of each year that the Series B Units remain outstanding. For purposes of the April 1, 2016 quarterly distribution, the Company elected to distribute 3,132 Series B Units to the Investors for its pro rata distribution in respect of the period from the Closing Date through March 31, 2016, in lieu of distributions of $3.1 million.
The Investors holding Series B Units have the option to require Midstream Holdings to redeem the Series B Units on or after the tenth anniversary of the Closing Date at an amount of $1,000 per Series B Unit plus any accrued and unpaid distributions (the “Liquidation Preference”). The Series B Units are subject to optional redemption by Midstream Holdings after the third anniversary of the Closing Date, at a cash amount equal to the Liquidation Preference. If any of the Company, the Partnership or Midstream Holdings undergoes a Change in Control (as defined in the Securities Purchase Agreement), the Investors have the right to require Midstream Holdings to repurchase any or all of the Series B Units for cash, and Midstream Holdings has the right to repurchase any or all of the Series B Units for cash. The holders of the Series B units do not have the power to vote or dispose of the equity interest in the Partnership held by GP Holdings.

In relation to the Series B Units, the occurrence of certain events or violations of certain financial and non-financial restrictions will constitute “Triggering Events” that may result in various consequences, including additional restrictions on the activities of Midstream Holdings, including the termination of the Investor’s additional commitment, increases in the distribution rate, additional Board rights for the Investors and other measures depending on the applicable Triggering Event. As of March 31, 2016, the Company views the likelihood of the occurrence of a Triggering Event to be remote.
In the event that Midstream Holdings or GP Holdings pursues an initial public offering, Midstream Holdings may redeem the Series B Units at a redemption price equal to the Liquidation Preference on the date of the closing of the applicable initial public offering plus all additional distributions that would have otherwise been paid until the third anniversary of the Closing Date. Midstream Holdings may satisfy this redemption price in cash or common equity interests of the applicable publicly traded entity. In the event of any liquidation and winding up of Midstream Holdings, profits and losses will be allocated to the holders of the Series B Units so that, to the maximum extent possible, the capital accounts of the Series B unitholders will equal the aggregate Liquidation Preference.
GP Holdings Common Units
Pursuant to the GP Holdings A&R LPA, the holders of the GP Holdings Common Units are entitled to distributions of GP Holdings in proportion to their pro rata share of the outstanding GP Holdings Common Units. Distributions will occur upon GP Holdings receipt of any distributions of cash from the Issuer in respect of the equity interests in the Partnership held by GP Holdings.
The Investors holding GP Holdings Common Units have tag-along rights in connection with a sale of the common equity interests in GP Holdings to a third-party purchaser. The holders of GP Holdings Common Units will have drag-along rights in connection with a sale of the majority of the common equity interests in GP Holdings to a third-party purchaser, subject to the achievement of an agreed-upon minimum return. If a qualifying initial public offering of GP Holdings is not consummated prior to the fifth anniversary of the Closing Date, the holders of the GP Holdings Common Units shall have the right to require GP Holdings to repurchase all of their GP Holdings Common Units for cash in an aggregate purchase price of $125.0 million. In the event of a Change in Control or a GP Change in Control (as each term is defined in the GP Holdings A&R LPA) of the Company, Midstream Holdings or GP Holdings, the Purchasers shall have the right to require GP Holdings to repurchase all of their GP Holdings Common Units for an aggregate purchase price of $125.0 million. The holders of the GP Holdings Common Units do not have the power to vote or dispose of the Partnership’s units held by GP Holdings.
In the event GP Holdings sells any of its assets, then, subject to certain exceptions, GP Holdings may only make distributions of such proceeds to the extent that GP Holdings meets certain requirements, including the requirement to retain a certain amount of cash or cash equivalents following the sale of such assets. In the event of any liquidation and winding up of GP Holdings, GP Management, in its capacity as general partner, will appoint a liquidator to wind up the affairs and make final distributions as provided for in the GP Holdings A&R LPA.
After September 30, 2016 and prior to the eighteen-month anniversary of the closing of the Midstream Holdings Investment, upon the satisfaction of certain financial and operational metrics, Midstream Holdings has the right to require the Investors to purchase additional Series B Units and GP Holdings Common Units. Midstream Holdings may require the Investors to purchase at least $25.0 million of additional units on up to three occasions, up to a total aggregate amount of $125.0 million. Pursuant to the Securities Purchase Agreement, Midstream Holdings is required to pay the Investors a quarterly cash commitment fee of 2% per annum on any undrawn amounts of the additional $125.0 million commitment.

As the Investors have an option to redeem the Series B Units and GP Holdings Common Units in cash at a future date, the proceeds from the redeemable noncontrolling interest (net of accretion and issuances costs and fees) are not considered to be a component of stockholder’s equity on the condensed consolidated balance sheet and such Series B Units and GP Holdings Common Units are reported as mezzanine equity on the condensed consolidated balance sheet. The following table represents the value allocated to the Series B Units and GP Holdings Common Units at inception.

(in thousands)
At Inception
Noncontrolling interest in Series B Units	$343,718
Noncontrolling interest in GP Holdings Common Units	31,282
Less: issuance costs and fees	(5,737)
Carrying amount of redeemable noncontrolling interest at inception	$369,263
While the Series B Units are not currently redeemable, the initial value allocated to them will be accreted to their full redemption value through February 22, 2026 using the effective interest rate method, as it is considered probable that they will become redeemable. The following table represents detail of the balance of redeemable noncontrolling interest, net on the condensed consolidated balance sheet as of March 31, 2016.

(in thousands)
At March 31, 2016
Face amount of Series B Units	$375,000
Less: un-accreted discount	(30,955)
Carrying amount of noncontrolling interest in Series B Units	344,045
Plus: Noncontrolling interest in GP Holdings Common Units	31,282
Less: unamortized issuance costs and fees	(5,677)
Redeemable noncontrolling interest, net	$369,650

9.	Stockholders’ Equity
The Company’s Board of Directors did not declare or pay a dividend for the three months ended March 31, 2016. On February 11, 2016, a cash distribution of $0.1965 per common and subordinated unit was paid by the Partnership to the Partnership’s unitholders related to the fourth quarter of 2015. On April 22, 2016, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders for the first quarter of 2016 of $0.21 per common and subordinated unit. The cash distribution will be paid on May 12, 2016 to unitholders of record at the close of business on May 3, 2016.
On April 15, 2016, the Company issued and completed a public offering (the “April 2016 Equity Offering”) of an aggregate of 29,858,891 shares of common stock at $16.35 per share, which included 20,000,000 shares sold by the Company and 9,858,891 shares sold by NGP Holdings. On April 21, 2016, NGP Holdings sold an additional 4,478,834 shares of common stock pursuant to the exercise of the underwriter’s option to purchase additional shares. After deducting underwriting discounts and commissions of $15.0 million and transaction costs, the Company received net proceeds of $311.7 million. The Company received no proceeds from the sale of shares by NGP Holdings. The Company intends to use a portion of the net proceeds to acquire Marcellus and Utica assets in central Greene County, Pennsylvania from a subsidiary of Alpha Natural Resources, Inc. (“Alpha”) for $200.0 million (the “Alpha Acquisition”) and the remainder for general corporate purposes. If the Alpha Acquisition is not consummated, the Company intends to use the net proceeds for general corporate purposes, which may include funding a portion of its 2017 capital budget. See Note 15 for further discussion of the Alpha Acquisition.

10.	Incentive Units
In connection with the Company’s initial public offering (“IPO”) and the related corporate reorganization, the Rice Energy Appalachia LLC (“Rice Appalachia”) incentive unit holders contributed their Rice Appalachia incentive units to NGP Holdings and Rice Holdings in return for (i) incentive units in such entities that, in the aggregate, were substantially similar to the Rice Appalachia incentive units they previously held and (ii) shares of common stock in the amount of $3.4 million related to the extinguishment of the incentive burden attributable to Mr. Daniel J. Rice III. No payments were made in respect of incentive units prior to the completion of the Company’s IPO. As a result of the IPO, the payment likelihood related to the NGP Holdings and Rice Holdings incentive units was deemed probable, requiring the Company to recognize compensation expense. The compensation expense related to these interests is treated as additional paid in capital from NGP Holdings and Rice Holdings in our financial statements and is not deductible for federal or state income tax purposes. The compensation expense recognized is a non-cash charge, with the settlement obligation resting on NGP Holdings and Rice Energy Holdings LLC (“Rice Holdings”), and as such the incentive units are not dilutive to Rice Energy Inc.
NGP Holdings
The NGP Holdings incentive units are considered a liability-based award and are adjusted to fair market value on a quarterly basis until all payments have been made. The recognized and unrecognized compensation expense related to the NGP Holdings incentive units is sensitive to certain assumptions, including the estimated timing of NGP Holdings’ sale of the Company’s common stock. Non-cash compensation expense relative to the NGP Holdings incentive units was $18.2 million and $9.8 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the estimated unrecognized compensation expense related to the NGP Holdings interests is approximately $3.1 million, which will be recognized in the quarter ended June 30, 2016. In conjunction with the April 2016 Equity Offering, NGP Holdings divested its remaining ownership of Rice Energy common stock. This event resulted in the settlement of the remaining incentive unit obligation of NGP Holdings.
Rice Holdings
The Rice Holdings incentive units are considered an equity-based award with the fair value of the award determined at the grant date and amortized over the service period of the award using the straight-line method. Compensation expense relative to the Rice Holdings incentive units was $5.9 million and $13.7 million (including $6.9 million related to changes in certain service condition assumptions) for the three months ended March 31, 2016 and 2015, respectively. The Company will recognize approximately $33.3 million of additional compensation expense over the remaining expected service period related to the Rice Holdings incentive units.
In August 2014, the triggering event for the Rice Holdings incentive units was achieved. As a result, in September 2014 and September 2015, Rice Holdings distributed one quarter and one third, respectively, of its then-remaining assets (consisting solely of shares of the Company’s common stock) to its members pursuant to the terms of its limited liability company agreement. In addition, in September 2016 and 2017, Rice Holdings will distribute one half and all, respectively, of its then-remaining assets (consisting solely of shares of the Company’s common stock) to its members pursuant to the terms of its limited liability company agreement.  As a result, over time, the shares of the Company’s common stock held by Rice Holdings will be transferred in their entirety to Rice Energy Irrevocable Trust and its members.
Total compensation expense relative to the NGP Holdings and Rice Holdings incentive units was $24.1 million and $23.5 million for the three months ended March 31, 2016 and 2015, respectively.
Three tranches of the incentive units have a time vesting feature. A roll forward of those units from December 31, 2015 to March 31, 2016 is included below.

Vested Units Balance, December 31, 2015	2,828,199
Vested During Period	233,849
Forfeited During Period	—
Granted During Period	—
Canceled During Period	—
Vested Units Balance, March 31, 2016	3,062,048

Four tranches of the incentive units do not have a time vesting feature, and their payouts are triggered upon a future payment condition. As such, none of these awards have legally vested as of March 31, 2016.
The fair value of the NGP Holdings incentive units was estimated using a Monte Carlo simulation valuation model with the following assumptions:

NGP Holdings
Valuation Date	3/31/2016
Dividend Yield	0.00%
Expected Volatility	64.93%
Risk-Free Rate	0.21%
Expected Life (Years)	0.25

11.	Stock-Based Compensation
From time to time, the Company grants stock-based compensation awards to certain non-employee directors and employees under the Company’s long-term incentive plan (the “LTIP”). Pursuant to the LTIP, the Company expects the aggregate maximum number of shares of its common stock issued under the LTIP will not exceed 17,500,000. The awards consisted of restricted stock units, which vest upon the passage of time, and performance stock units, which vest based upon attainment of specified Company performance criteria. During the three months ended March 31, 2016, the Company granted approximately 1.1 million restricted stock units and 1.0 million performance stock units which are expected to vest ratably over approximately three years. Stock-based compensation cost related to awards under the LTIP was $3.9 million and $2.3 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the Company has unrecognized compensation cost related to LTIP awards of $36.4 million which will be recognized over a period of one to three years.
Additionally, phantom unit awards were granted under the Rice Midstream Partners LP 2014 Long Term Incentive Plan (the “RMP LTIP”) to certain non-employee directors of the Partnership and executive officers and employees of the Company that provide services to the Partnership under an omnibus agreement. The Partnership recorded $1.1 million and $1.0 million of equity-based compensation cost related to these awards in the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the Partnership has unrecognized compensation cost related to these awards of $2.0 million which will be recognized over a period of one year.
Further information on stock-based compensation recorded in the condensed consolidated financial statements is detailed below.

	Three Months Ended March 31,
(in thousands)	2016	2015
General and administrative expense	$4,640	$3,255
Lease operating and midstream operation and maintenance expense	169	—
Property, plant and equipment, net	200	—
Total cost of stock-based compensation plans	$5,009	$3,255

12.	Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share takes into account the dilutive effect of potential common stock that could be issued by the Company in conjunction with stock awards that have been granted to directors and employees. The following is a calculation of the basic and diluted weighted-average number of shares of common stock outstanding and EPS for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(in thousands, except share data)	2016	2015
Income (numerator):
Net (loss) income	$(17,588)	$152
Less: Preferred dividends on redeemable noncontrolling interest	(3,132)	—
Less: Accretion of redeemable noncontrolling interest	(326)	—
Net (loss) income available to common stockholders	$(21,046)	$152

Weighted-average number of shares of common stock (denominator):
Basic	136,419,903	136,291,814
Diluted	136,419,903	136,347,810

Earnings (loss) per share:
Basic	$(0.15)	$—
Diluted	$(0.15)	$—
For the three months ended March 31, 2016 and 2015, 1,773,828 and 322,865 shares, respectively, attributable to equity awards were not included in the diluted earnings per share calculation as to do so would have been anti-dilutive. Additionally, 86,789 shares were excluded from the diluted earnings per share calculation due to a net loss for the three months ended March 31, 2016.

13.	Income Taxes
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

Tax (benefit) expense for the three months ended March 31, 2016 and 2015 was $(6.4) million and $8.5 million, respectively, resulting in an effective tax rate of approximately 208% and 65%, respectively. The effective tax rate for the three months ended March 31, 2016 and 2015 differs from the statutory rate due principally to nondeductible incentive unit expense and the portion of the Partnership’s earnings allocated to its noncontrolling public limited partners.
Based on management’s analysis, the Company did not have any uncertain tax positions as of March 31, 2016.
The assignment of the common and subordinated units in the Midstream Holdings Investment resulted in the sale or exchange of more than 50 percent or more of its capital and profits interests of the Partnership within 12 months. Accordingly, the Partnership is considered to have “technically terminated” as a partnership for U.S. federal income tax purposes. The technical termination will not affect the Partnership’s consolidated financial statements, nor will it affect the Partnership’s classification as a partnership or the nature or extent of its “qualifying income” for U.S. federal income tax purposes. The taxable year for all unitholders ended on February 22, 2016 and will result in a deferral of depreciation deductions that were otherwise allowable in computing the taxable income of the Partnership’s unitholders for the period from January 1, 2016 through February 22, 2016.

14.	New Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU No. 2014-09. The FASB created Topic 606 which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. ASU 2014-09 will enhance comparability of revenue recognition practices across entities, industries and capital markets compared to existing guidance. Additionally, ASU 2014-09 will reduce the number of requirements which an entity must consider in recognizing revenue, as this update will replace multiple locations for guidance. The FASB and International Accounting Standards Board initiated this joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for both U.S. GAAP and International Financial Reporting Standards. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendments in this update deferred the effective date for implementation of ASU 2014-09 by one year. ASU 2014-09 will now be effective for annual reporting periods beginning after December 15, 2017 and should be applied retrospectively. Early application is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. The Company has not yet selected a transition method and is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.
In April 2015, the FASB issued ASU, 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplification of Debt Issuance Costs.” ASU 2015-03 was issued to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. ASU 2015-03 is effective for periods beginning after December 15, 2015. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” ASU 2015-15 clarifies the guidance in ASU 2015-03 regarding presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The SEC staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted ASU 2015-03 in the current quarter and presents debt issuance costs associated with its Notes as a deduction from the carrying amount of the Notes. The Company also adopted ASU 2015-15 in the current quarter and presents debt issuance costs associated with the Company’s revolving credit facilities as an asset named deferred financing costs, net in its unaudited condensed consolidated balance sheets. The Company has retrospectively applied the guidance in ASU 2015-03 and ASU 2015-15, which resulted in $21.4 million of deferred finances costs related to the Notes to be reclassified from deferred financing costs, net to long-term debt on the condensed consolidated balance sheet at December 31, 2015.
In February 2016, the FASB issued ASU, 2016-02, “Leases (Topic 842)” ASU 2016-02 requires, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions, which include: (a) income tax consequences, (b) classification of awards as either equity or liabilities, (c) classification on the statement of cash flows and (d) forfeiture rate calculations. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

15.	Subsequent Events
On April 12, 2016, the Company announced that it has entered into a stalking horse asset purchase agreement (“asset purchase agreement”) related to the Alpha Acquisition. Pursuant to the terms of the asset purchase agreement, the Company will acquire leasehold interest in approximately 27,400 net undeveloped Marcellus acres, plus an additional 3,200 gross acres owned in fee that are currently leased to the Company and generating royalty cash flow. In addition, the aforementioned acreage includes the rights to the deep Utica on 23,500 net acres. Alpha is conducting the sale of the assets pursuant to Section 363 of the United States Bankruptcy Code. The proposed asset purchase agreement constitutes a “stalking horse bid” in accordance with the bidding procedures approved by the bankruptcy court. Although the Company’s stalking horse bid was approved by the bankruptcy court, Alpha may still be required to hold an auction for these assets before the Company can consummate the acquisition. Consummation of the acquisition would be subject to the Company being selected as the successful bidder in any such auction and bankruptcy court approval. See Note 9 for discussion of the Company’s plans for financing the Alpha Acquisition.

16.	Guarantor Financial Information
On April 25, 2014, the Company issued $900.0 million in aggregate principal amount of the 2022 Notes and on March 26, 2015, the Company issued $400.0 million in aggregate principal amount of the 2023 Notes. The obligations under the Notes are fully and unconditionally guaranteed by the Guarantors, subject to release provisions described in Note 4. The Company’s subsidiaries that constitute its RMH segment and RMP segment are unrestricted subsidiaries under the indentures governing the Notes and consequently are not Guarantors. In accordance with positions established by the SEC, the following shows separate financial information with respect to the Company, the Guarantors and the non-guarantor subsidiaries. The principal elimination entries eliminate investment in subsidiaries and certain intercompany balances and transactions.

Condensed Consolidated Balance Sheet as of March 31, 2016
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash	$232,322	$74,000	$48,760	$—	$355,082
Accounts receivable	161	130,133	16,692	—	146,986
Receivable from affiliates	21,456	784	10,381	(32,383)	238
Prepaid expenses and other assets	4,744	1,252	370	—	6,366
Derivative assets	52,589	155,699	—	—	208,288
Total current assets	311,272	361,868	76,203	(32,383)	716,960

Investments in (advances from) subsidiaries	2,277,571	(157,366)	—	(2,120,205)	—
Gas collateral account	—	3,995	82	—	4,077
Property, plant and equipment, net	31,417	2,511,454	935,664	(42,186)	3,436,349
Deferred financing costs, net	3,830	—	5,085	—	8,915
Goodwill	—	—	39,142	—	39,142
Intangible assets, net	—	—	45,752	—	45,752
Other non-current assets	29,332	66,149	3	—	95,484
Total assets	$2,653,422	$2,786,100	$1,101,931	$(2,194,774)	$4,346,679

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,240	$24,247	$12,486	$—	$37,973
Royalties payables	—	29,392	—	—	29,392
Accrued capital expenditures	—	67,803	24,349	—	92,152
Accrued interest	35,521	—	404	—	35,925
Leasehold payables	—	7,498	—	—	7,498
Payable to affiliate	—	32,384	—	(32,384)	—
Other accrued liabilities	16,738	39,649	15,400	—	71,787
Total current liabilities	53,499	200,973	52,639	(32,384)	274,727

Long-term liabilities:
Long-term debt	1,276,784	—	169,000	—	1,445,784
Leasehold payable	—	4,177	—	—	4,177
Deferred tax liabilities	(37,367)	295,448	7,532	—	265,613
Other long-term liabilities	27,923	7,931	3,223	—	39,077
Total liabilities	1,320,839	508,529	232,394	(32,384)	2,029,378
Mezzanine equity:
Redeemable noncontrolling interest	—	—	369,650	—	369,650
Stockholders’ equity before noncontrolling interest	1,332,583	2,277,571	(160,824)	(2,162,390)	1,286,940
Noncontrolling interest	—	—	660,711	—	660,711
Total liabilities and stockholders’ equity	$2,653,422	$2,786,100	$1,101,931	$(2,194,774)	$4,346,679

Condensed Consolidated Balance Sheet as of December 31, 2015
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash	$78,474	$57,800	$15,627	$—	$151,901
Accounts receivable	147	140,493	14,174	—	154,814
Receivable from affiliates	27,670	—	4,501	(32,171)	—
Prepaid expenses, deposits and other assets	4,377	817	294	—	5,488
Derivative instruments	47,262	139,698	—	—	186,960
Total current assets	157,930	338,808	34,596	(32,171)	499,163

Investments in subsidiaries	2,378,293	113,268	—	(2,491,561)	—
Gas collateral account	—	3,995	82	—	4,077
Property, plant and equipment, net	21,442	2,382,878	865,043	(26,232)	3,243,131
Deferred financing costs, net	3,896	—	4,915	—	8,811
Goodwill	—	—	39,142	—	39,142
Intangible assets, net	—	—	46,159	—	46,159
Other non-current assets	32,590	76,025	—	—	108,615
Total assets	$2,594,151	$2,914,974	$989,937	$(2,549,964)	$3,949,098

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,178	$48,191	$31,184	$—	$83,553
Royalties payables	—	40,572	—	—	40,572
Accrued capital expenditures	—	45,240	34,507	—	79,747
Leasehold payables	—	17,338	—	—	17,338
Other accrued liabilities	36,286	71,649	3,367	(32,171)	79,131
Total current liabilities	40,464	222,990	69,058	(32,171)	300,341

Long-term liabilities:
Long-term debt	1,275,790	—	160,000	—	1,435,790
Leasehold payable	—	6,289	—	—	6,289
Deferred tax liabilities	47,667	299,741	19,911	(95,331)	271,988
Other long-term liabilities	19,432	7,661	3,129	—	30,222
Total liabilities	1,383,353	536,681	252,098	(127,502)	2,044,630
Stockholders’ equity before noncontrolling interest	1,210,798	2,378,293	113,268	(2,422,462)	1,279,897
Noncontrolling interest	—	—	624,571	—	624,571
Total liabilities and stockholders’ equity	$2,594,151	$2,914,974	$989,937	$(2,549,964)	$3,949,098

Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2016
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Natural gas, oil and NGL sales	$—	$112,442	$—	$—	$112,442
Gathering, compression and water distribution	—	—	65,195	(40,643)	24,552
Other revenue	—	2,948	—	—	2,948
Total operating revenues	—	115,390	65,195	(40,643)	139,942

Operating expenses:
Lease operating	—	11,071	—	—	11,071
Gathering, compression and transportation	—	48,204	—	(20,072)	28,132
Production taxes and impact fees	—	1,651	—	—	1,651
Exploration	—	990	—	—	990
Midstream operation and maintenance	—	—	9,622	—	9,622
Incentive unit income	—	22,871	1,271	—	24,142
Acquisition expense	—	—	472	—	472
Impairment of fixed assets	—	2,595	—	—	2,595
General and administrative	—	16,441	8,432	—	24,873
Depreciation, depletion and amortization	—	74,956	6,459	(2,230)	79,185
Amortization of intangible assets	—	—	408	—	408
Other expense (income)	—	4,403	(212)	—	4,191
Total operating expenses	—	183,182	26,452	(22,302)	187,332

Operating (loss) income	—	(67,792)	38,743	(18,341)	(47,390)
Interest expense	(22,763)	(10)	(1,748)	—	(24,521)
Other income	191	22	1	—	214
Gain on derivative instruments	16,127	54,052	—	—	70,179
Amortization of deferred financing costs	(1,166)	—	(386)	—	(1,552)
Equity income (loss) in affiliate	12,697	7,524	—	(20,221)	—
Income (loss) before income taxes	5,086	(6,204)	36,610	(38,562)	(3,070)
Income tax benefit (expense)	6,375	16,671	12,378	(29,049)	6,375
Net income (loss)	11,461	10,467	48,988	(67,611)	3,305
Less: Net income attributable to the noncontrolling interests	—	—	(20,893)	—	(20,893)
Net income (loss) attributable to Rice Energy	11,461	10,467	28,095	(67,611)	(17,588)
Less: accretion and preferred dividends on redeemable noncontrolling interests	—	—	(3,458)	—	(3,458)
Net income (loss) attributable to Rice Energy Inc. common stockholders	$11,461	$10,467	$24,637	$(67,611)	$(21,046)

Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2015
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Natural gas, oil and NGL sales	$—	$96,912	$—	$—	$96,912
Gathering, compression and water distribution	—	—	29,447	(19,646)	9,801
Other revenue	—	2,826	—	—	2,826
Total operating revenues	—	99,738	29,447	(19,646)	109,539

Operating expenses:
Lease operating	—	11,591	—	—	11,591
Gathering, compression and transportation	—	27,676	—	(13,256)	14,420
Production taxes and impact fees	—	1,454	—	—	1,454
Exploration	—	739	—	—	739
Midstream operation and maintenance	—	—	3,331	—	3,331
Incentive unit expense	—	22,498	960	—	23,458
General and administrative	—	15,519	5,226	—	20,745
Depreciation, depletion and amortization	—	59,136	3,445	—	62,581
Acquisition expense	—	—	—	—	—
Amortization of intangible assets	—	—	408	—	408
Other expense	—	1,892	—	—	1,892
Total operating expenses	—	140,505	13,370	(13,256)	140,619

Operating (loss) income	—	(40,767)	16,077	(6,390)	(31,080)
Interest expense	(15,426)	(31)	(672)	—	(16,129)
Other income	94	59	9	—	162
Gain on derivative instruments	13,965	47,402	—	—	61,367
Amortization of deferred financing costs	(852)	—	(251)	—	(1,103)
Equity (loss) income of joint ventures	(6,723)	(852)	—	7,575	—
(Loss) income before income taxes	(8,942)	5,811	15,163	1,185	13,217
Income tax (expense) benefit	(8,530)	(12,534)	(5,090)	17,624	(8,530)
Net (loss) income	(17,472)	(6,723)	10,073	18,809	4,687
Less: Net income attributable to the noncontrolling interests	—	—	(4,535)	—	(4,535)
Net (loss) income attributable to Rice Energy	$(17,472)	$(6,723)	$5,538	$18,809	$152

Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2016
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$19,505	$86,744	$41,460	$(20,571)	$127,138

Capital expenditures for property and equipment	(11,193)	(224,481)	(74,616)	20,571	(289,719)
Acquisition of midstream assets	—	—	(7,700)	—	(7,700)
Investment in subsidiaries	146,063	300,000	—	(446,063)	—
Net cash provided by (used in) investing activities	134,870	75,519	(82,316)	(425,492)	(297,419)

Proceeds from borrowings	—	—	90,000	—	90,000
Repayments of debt obligations	(317)	—	(81,000)	—	(81,317)
Debt issuance costs	(210)	—	(669)	—	(879)
Distributions to the Partnership’s public unitholders	—	—	(8,284)	—	(8,284)
Contributions from noncontrolling interest	—	—	—	—	—
Proceeds from issuance of mezzanine equity, net of offering costs	—	—	373,942	—	373,942
Parent distributions, net	—	(146,063)	(300,000)	446,063	—
Net cash (used in) provided by financing activities	(527)	(146,063)	73,989	446,063	373,462

Net increase in cash	153,848	16,200	33,133	—	203,181
Cash, beginning of year	78,474	57,800	15,627	—	151,901
Cash, end of period	$232,322	$74,000	$48,760	$—	$355,082

Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2015
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(45,325)	$41,446	$23,347	$(6,390)	$13,078

Capital expenditures for property and equipment	(907)	(239,810)	(90,612)	6,390	(324,939)
Investment in subsidiaries	(190,328)	(30,978)	—	221,306	—
Net cash (used in) provided by investing activities	(191,235)	(270,788)	(90,612)	227,696	(324,939)

Proceeds from borrowings	411,932	—	17,000	—	428,932
Repayments of debt obligations	(15,186)	(349)	—	—	(15,535)
Debt issuance costs	(7,570)	—	(292)	—	(7,862)
Offering costs related to the Partnership’s IPO	—	—	(146)	—	(146)
Distributions to the Partnership’s public unitholders	—	—	(587)	—	(587)
Parent distributions, net	—	192,333	28,973	(221,306)	—
Net cash provided by (used in) financing activities	389,176	191,984	44,948	(221,306)	404,802

Net increase (decrease) in cash	152,616	(37,358)	(22,317)	—	92,941
Cash, beginning of year	181,835	41,934	32,361	—	256,130
Cash, end of period	$334,451	$4,576	$10,044	$—	$349,071

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2015 Annual Report, as well as the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. See “Cautionary Statement Regarding Forward-Looking Statements.” Also, see the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included elsewhere in this Quarterly Report. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Overview
Rice Energy is an independent natural gas and oil company engaged in the acquisition, exploration and development of natural gas, oil and NGL properties in the Appalachian Basin. We manage our business in three operating segments, which are managed separately due to their distinct operational differences - the Exploration and Production segment, the Rice Midstream Holdings segment (the “RMH segment”) and the Rice Midstream Partners segment (the “RMP segment”). The Exploration and Production segment is responsible for the acquisition, exploration and development of natural gas, oil and NGL properties in the Appalachian Basin. The RMH segment is engaged in the gathering and compression of natural gas, oil and NGL production in Belmont and Monroe counties, Ohio. The RMP segment is engaged in the gathering and compression of natural gas, oil and NGL production in Washington and Greene counties, Pennsylvania, and in the provision of water services to support the well completion services of us and third parties in Washington and Greene counties, Pennsylvania and Belmont County, Ohio.
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
The following table provides detail of our operating revenues from the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(in thousands)	2016	2015
Natural gas sales	$111,554	$94,720
Oil and NGL sales	888	2,192
Gathering, compression and water services	24,552	9,801
Other revenue	2,948	2,826
Total operating revenues	$139,942	$109,539

NYMEX Henry Hub prompt month contract prices are widely-used benchmarks in the pricing of natural gas. The following table provides the high and low prices for NYMEX Henry Hub prompt month contract prices and our differential to the average of those benchmark prices for the periods indicated.

	Three Months Ended March 31,
	2016	2015
NYMEX Henry Hub High ($/MMBtu)	$2.47	$3.30
NYMEX Henry Hub Low ($/MMBtu)	$1.64	$2.56

NYMEX Henry Hub Price ($/MMBtu)	$2.09	$2.87
Less: Average Basis Impact ($/MMBtu)	(0.35)	(0.56)
Plus: Btu Uplift (MMBtu/Mcf)	0.09	0.11
Pre-Hedge Realized Price ($/Mcf)	$1.83	$2.42
Consolidated Results of Operations
Below are some highlights of our financial and operating results for the three months ended March 31, 2016 and 2015:

•	Our natural gas, oil and NGL sales were $112.4 million and $96.9 million in the three months ended March 31, 2016 and 2015, respectively.

•	Our production volumes were 61,379 MMcfe and 39,621 MMcfe in the three months ended March 31, 2016 and 2015, respectively.

•	Our gathering, compression and water distribution revenues were $24.6 million and $9.8 million in the three months ended March 31, 2016 and 2015, respectively.

•	Our per unit cash production costs were $0.67 per Mcfe and $0.69 per Mcfe in the three months ended March 31, 2016 and 2015, respectively.

The following tables set forth selected operating and financial data for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Change
Natural gas sales (in thousands):	$111,554	$94,720	$16,834
Oil and NGL sales (in thousands):	888	2,192	(1,304)
Natural gas, oil and NGL sales (in thousands):	$112,442	$96,912	$15,530

Natural gas production (MMcf):	61,043	39,089	21,954
Oil and NGL production (MBbls):	56	89	(33)
Total production (MMcfe)	61,379	39,621	21,758

Average natural gas prices before effects of hedges per Mcf:	$1.83	$2.42	$(0.59)
Average realized natural gas prices after effects of hedges per Mcf (1):	2.88	3.12	(0.24)
Average oil and NGL prices per Bbl:	15.83	24.71	(8.88)

Average costs per Mcfe:
Lease operating	$0.18	$0.29	$(0.11)
Gathering, compression and transportation	0.46	0.36	0.10
Production taxes and impact fees	0.03	0.04	(0.01)
General and administrative	0.41	0.52	(0.11)
Depreciation, depletion and amortization	1.29	1.58	(0.26)

Total gathering, compression and water distribution revenues (in thousands):	$24,552	$9,801	$14,751
(1) The effect of hedges includes realized gains and losses on commodity derivative transactions.

	Three Months Ended March 31,
(in thousands, except per share data)	2016	2015	Change
Operating revenues:
Natural gas, oil and NGL sales	$112,442	$96,912	$15,530
Gathering, compression and water distribution	24,552	9,801	14,751
Other revenue	2,948	2,826	122
Total operating revenues	139,942	109,539	30,403

Operating expenses:
Lease operating	11,071	11,591	(520)
Gathering, compression and transportation	28,132	14,420	13,712
Production taxes and impact fees	1,651	1,454	197
Exploration	990	739	251
Midstream operation and maintenance	9,622	3,331	6,291
Incentive unit expense	24,142	23,458	684
Acquisition expense	472	—	472
Impairment of fixed assets	2,595	—	2,595
General and administrative	24,873	20,745	4,128
Depreciation, depletion and amortization	79,185	62,581	16,604
Amortization of intangible assets	408	408	—
Other expense	4,191	1,892	2,299
Total operating expenses	187,332	140,619	46,713

Operating loss	(47,390)	(31,080)	(16,310)
Interest expense	(24,521)	(16,129)	(8,392)
Other income	214	162	52
Gain on derivative instruments	70,179	61,367	8,812
Amortization of deferred financing costs	(1,552)	(1,103)	(449)
(Loss) income before income taxes	(3,070)	13,217	(16,287)
Income tax benefit (expense)	6,375	(8,530)	14,905
Net income	3,305	4,687	(1,382)
Less: Net income attributable to noncontrolling interests	(20,893)	(4,535)	(16,358)
Net (loss) income attributable to Rice Energy Inc.	(17,588)	152	(17,740)
Less: Preferred dividends and accretion on redeemable noncontrolling interests	(3,458)	—	(3,458)
Net (loss) income attributable to Rice Energy Inc. common stockholders	$(21,046)	$152	$(21,198)

Weighted average number of shares of common stock - basic	136,419,903	136,291,814	128,089
Weighted average number of shares of common stock - diluted	136,419,903	136,347,810	72,093
Earnings per share - basic	$(0.15)	$—	$(0.15)
Earnings per share - diluted	$(0.15)	$—	$(0.15)
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Total operating revenues. The $30.4 million increase in total operating revenues was mainly a result of an increase in natural gas, oil and NGL production in the first quarter of 2016 compared to the first quarter of 2015 which was the result of increased drilling and completion activity, mainly in Washington County, Pennsylvania and Belmont County, Ohio. The impact of increased production volumes on operating revenues was partially offset by a decrease in realized prices. Our realized price in the first quarter of 2016 was $1.83 per Mcf compared to $2.42 per Mcf in the first quarter of 2015, in each case before the effect of hedges. Additionally, operating revenues were positively impacted by a $14.8 million increase in gathering, compression and water service revenues period-over-period. This increase primarily relates to increased third-party volumes and related revenues on existing gathering contracts.
Lease operating. The $0.5 million decrease in lease operating expenses was primarily attributable to improved efficiencies relating to produced water recycling and reduced rental costs as a result of a reduced flowback period in the first quarter of 2016 as compared to the prior period.
Gathering, compression and transportation. Gathering, compression and transportation expense for the first quarter of 2016 of $28.1 million is mainly comprised of $23.7 million of transportation contracts with third parties and $4.5 million of gathering charges from third parties. The $13.7 million increase in such expense was primarily attributable to increased firm transportation contracts in the first quarter of 2016 compared to the first quarter of 2015.
Midstream operation and maintenance. The $6.3 million increase in midstream operation and maintenance expense period-over-period was primarily due to an increase in on and off pad water transfer costs and water procurement, in addition to increased contract labor expenses.
Incentive unit expense. Incentive unit expense increased $0.7 million period-over-period. In the first quarter of 2015, the $23.5 million expense primarily consisted of $13.7 million of non-cash compensation expense related to the Rice Holdings incentive units, including $6.9 million related to changes in certain service condition assumptions, and $9.8 million of non-cash compensation expense related to the quarterly fair market value adjustment for the NGP Holdings incentive units. In the first quarter of 2016, the $24.1 million expense consisted of $5.9 million of non-cash compensation expense related to the Rice Holdings incentive units and $18.2 million of non-cash compensation expense related to the quarterly fair market value adjustment for the NGP Holdings incentive units. See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—11. Incentive Units” for additional information.
General and administrative. The $4.1 million increase in general and administrative expense period-over-period was primarily attributable to the addition of personnel to support our growth activities and related salary and employee benefits. At March 31, 2016, we had 391 employees as compared to 308 employees at March 31, 2015. Additionally, increases in general and administrative expense period-over-period included increases in software and licenses as well as additional rent expense related to the Company’s new headquarters.
DD&A. The $16.6 million increase in depreciation, depletion and amortization period-over-period was primarily a result of an increase in production driven by a greater number of producing wells in the first quarter of 2016 compared to first quarter of 2015, which is consistent with our expanded drilling program. In addition, the increase was also the result of an increase in midstream assets placed in service in the first quarter of 2016 as compared to the first quarter of 2015 and the related depreciation on those assets.
Interest expense. The $8.4 million increase in interest expense period-over-period was a result of higher levels of average borrowings outstanding during the first quarter of 2016 in order to fund our capital programs.
Gain on derivative instruments. The $70.2 million gain on derivative contracts in the first quarter of 2016 was due to cash receipts of $64.1 million on the settlement of maturing contracts and a $6.1 million unrealized gain in the first quarter of 2016 due to the decline in commodity prices as compared to our hedged prices. The $61.4 million gain on derivative contracts in the first quarter of 2015 was comprised of $27.4 million of cash receipts on the settlement of maturing contracts and $34.0 million in unrealized gains.
Income tax expense. The $14.9 million decrease in the income tax expense period-over-period was attributable to a decrease in taxable income, including an increase to income attributable to noncontrolling interests.

Business Segment Results of Operations
As a result of changes to our operations and organizational structure in 2016, we now manage our business in three operating segments: Exploration and Production, Rice Midstream Holdings and Rice Midstream Partners. We evaluate our business segments based on their contribution to our consolidated results based on operating income. Please see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—6. Financial Information by Business Segment” for a reconciliation of each segment’s operating income to our consolidated operating income. All prior period results have been revised to reflect the new reporting segment structure.
The following tables set forth selected operating and financial data for each business segment during the three months ended March 31, 2016 compared to the three months ended March 31, 2015:
Exploration and Production Segment

	Three Months Ended March 31,
(in thousands, except volumes)	2016	2015	Change
Operating revenues:
Natural gas, oil and NGL sales	$112,442	$96,912	$15,530
Other revenue	2,948	2,826	122
Total operating revenues	115,390	99,738	15,652

Operating expenses:
Lease operating	11,071	11,591	(520)
Gathering, compression and transportation	48,203	27,676	20,527
Production taxes and impact fees	1,651	1,454	197
Exploration	990	739	251
Incentive unit expense	22,871	22,498	373
Impairment of fixed assets	2,595	—	2,595
General and administrative	16,441	15,519	922
Depreciation, depletion and amortization	74,956	58,914	16,042
Other expense	4,403	1,892	2,511
Total operating expenses	183,181	140,283	42,898

Operating loss	$(67,791)	$(40,545)	$(27,246)

Operating volumes:
Natural gas production (MMcf):	61,043	39,089	21,954
Oil and NGL production (MBbls):	56	89	(33)
Total production (MMcfe)	61,379	39,621	21,758
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Total operating revenues. The $15.5 million increase in natural gas, oil and NGL sales was mainly a result of an increase in production in the first quarter of 2016 compared to the first quarter of 2015 as discussed above. The impact of increased production volumes on operating revenues was partially offset by a decrease in realized prices. Our realized price in the first quarter of 2016 was $1.83 per Mcf compared to $2.42 per Mcf in the first quarter of 2015, in each case before the effect of hedges.
Lease operating. The $0.5 million decrease in lease operating expenses was primarily attributable to improved efficiencies relating to produced water recycling and reduced rental costs as a result of a reduced flowback period in the first quarter of 2016, as compared to the prior period.
Gathering, compression and transportation. Gathering, compression and transportation expense of $48.2 million for the first quarter of 2016 includes $24.5 million of affiliate and third party gathering fees and $23.7 million of transportation contracts with third parties. The $20.5 million increase in gathering, compression and transportation expenses was mainly due to increased volumes under the gathering agreements with the RMP segment and the RMH segment, as well as increased firm transportation expense in the first quarter of 2016 compared to the first quarter of 2015.
General and administrative. The $0.9 million increase in segment general and administrative expense period-over-period was primarily attributable to costs associated with personnel to support our growth activities. Included in general and administrative expense is stock compensation expense of $2.5 million and $2.2 million for the three months ended March 31, 2016 and 2015, respectively.
DD&A. The $16.0 million increase in depreciation, depletion and amortization was a result of an increase in production and greater number of producing wells in the first quarter of 2016 compared to 2015, which is consistent with our expanded drilling program.
RMH Segment

	Three Months Ended March 31,
(in thousands, except volumes)	2016	2015	Change
Operating revenues:
Gathering revenues	$8,537	$2,936	$5,601
Compression revenues	2,114	—	2,114
Total operating revenues	10,651	2,936	7,715

Operating expenses:
Midstream operation and maintenance	1,009	427	582
Incentive unit expense	1,271	526	745
General and administrative	3,756	1,062	2,694
Acquisition expense	400	—	400
Depreciation, depletion and amortization	1,090	582	508
Total operating expenses	7,526	2,597	4,929

Operating income	$3,125	$339	$2,786

Operating volumes:
Gathering volumes (MDth/d):	454	111	343
Compression volumes (MDth/d):	362	—	362
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Total operating revenues. The $7.7 million increase in total operating revenues was mainly the result of an increase in affiliate volumes associated with the gathering contracts between the Exploration and Production segment and the RMH segment, as well as an increase in third-party gathering volumes.
Midstream operation and maintenance. Midstream operation and maintenance expense increased $0.6 million, primarily due to additional contract labor for the maintenance of existing assets.
General and administrative. The $2.7 million increase in general and administrative expense period-over-period was primarily attributable to costs associated with personnel to support the RMH segment’s growth activities. Included in general and administrative expense is stock compensation expense of $1.2 million for the three months ended March 31, 2016.
DD&A. The $0.5 million increase in depreciation, depletion and amortization was mainly the result of an increase in midstream assets placed in service in the first quarter of 2016 as compared to the first quarter of 2015 and the related depreciation on those assets.

RMP Segment

	Three Months Ended March 31,
(in thousands, except volumes)	2016	2015	Change
Operating revenues:
Gathering revenues	$25,686	$15,809	$9,877
Compression revenues	1,114	357	757
Water distribution revenues	27,743	10,345	17,398
Total operating revenues	54,543	26,511	28,032

Operating expenses:
Midstream operation and maintenance	8,611	2,904	5,707
Incentive unit expense	—	434	(434)
General and administrative	4,676	4,164	512
Depreciation, depletion and amortization	5,370	3,085	2,285
Acquisition expense	73	—	73
Amortization of intangible assets	408	408	—
Other expense	(212)	—	(212)
Total operating expenses	18,926	10,995	7,931

Operating income	$35,617	$15,516	$20,101

Operating volumes:
Gathering volumes (MDth/d):	835	557	278
Compression volumes (MDth/d):	152	64	88
Water distribution volumes (MMgal):	463	185	278
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Total operating revenues. The $28.0 million increase in total operating revenues was mainly the result of an increase in affiliate volumes related to the water service contracts between the Exploration and Production segment and the RMP segment, as well as an increase in existing third-party gathering volumes.
Midstream operation and maintenance. Midstream operation and maintenance expense for the first quarter of 2016 includes $6.8 million of expense relative to our fresh water distribution assets and $1.8 million of expense relative to our gathering assets. The $5.7 million increase in expense period-over-period was primarily due to an increase in on and off pad water transfer costs and water procurement, in addition to increased contract labor expenses.
General and administrative. The $0.5 million increase in general and administrative expense period-over-period was primarily attributable to costs associated with personnel to support the RMP segment’s growth activities. Included in general and administrative expense is stock compensation expense of $0.9 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively.
DD&A. The $2.3 million increase in depreciation, depletion and amortization expense was mainly the result of an increase in midstream assets placed in service in the first quarter of 2016 as compared to the first quarter of 2015 and the related depreciation on those assets.

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
Cash Flow Provided by Operating Activities
Net cash provided by operating activities was $127.1 million for the three months ended March 31, 2016, compared to $13.1 million for the three months ended March 31, 2015. The increase in operating cash flow was primarily due to an increase in cash receipts on settled derivatives and production, offset by an increase in cash operating expenses and interest expense.
Cash Flow Used in Investing Activities
During the three months ended March 31, 2016, cash flows used in investing activities of $297.4 million primarily consisted of $289.7 million for capital expenditures for property and equipment, as compared to the $324.9 million of cash flows used in investing activities for the three months ended March 31, 2015 related to capital expenditures for property and equipment.
Capital expenditures for the Exploration and Production segment were $235.7 million and $240.7 million for the three months ended March 31, 2016 and 2015, respectively. The decrease of $5.0 million was primarily attributable to the acquisition and development of our natural gas properties.
Capital expenditures for the RMH segment totaled $38.4 million and $39.9 million for the three months ended March 31, 2016 and 2015, respectively. The increase of $1.5 million was attributable to a decrease in capital expenditures for Rice Olympus Midstream LLC’s (“Rice Olympus”) midstream infrastructure, offset by an increase in capital expenditures for Strike Force Midstream LLC’s midstream infrastructure.
Capital expenditures for the RMP segment totaled $36.2 million and $50.7 million for the three months ended March 31, 2016 and 2015, respectively. The decrease of $14.5 million was attributable to a decrease in the capital expenditures related to the RMP segment’s water services assets, offset by increases in capital expenditures for compression assets.
Cash Flow Provided by Financing Activities
Net cash provided by financing activities of $373.5 million during the three months ended March 31, 2016 was primarily the result of the proceeds from the Midstream Holdings Investment (defined below) and borrowings on our revolving credit facilities, offset by distributions to the Partnership’s public unitholders. Net cash provided by financing activities of $404.8 million during the three months ended March 31, 2015 was primarily the result of proceeds from our 2023 Notes offering (discussed below).
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
On March 26, 2015, we issued $400.0 million in aggregate principal amount of 7.25% senior notes due 2023 (the “2023 Notes”) in a private placement to eligible purchasers under Rule 144A and Regulation S of the Securities Act, which resulted in net proceeds to us of $389.3 million after deducting estimated expenses and underwriting discounts and commissions of approximately $10.7 million. We used the net proceeds for general corporate purposes, including capital expenditures. The original issuance discount of $3.1 million related to the 2023 Notes is recorded as a reduction of the principal amount. For the three months ended March 31, 2016, we recorded $0.1 million of amortization of the debt discount as interest expense using the effective interest method and a rate of 7.345%.
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
In connection with the issuance and sale of the 2023 Notes, the Company and the Company’s restricted subsidiaries entered into a registration rights agreement with the initial purchasers, dated March 26, 2015. Pursuant to the registration rights agreement, the Company completed an exchange of the 2023 Notes for registered notes that have substantially identical terms as the 2023 Notes.
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
Senior Secured Revolving Credit Facility
In April 2013, we entered into a Senior Secured Revolving Credit Facility (the “Senior Secured Revolving Credit Facility”). In April 2014, we, as borrower, and Rice Drilling B LLC (“Rice Drilling B”), as predecessor borrower, amended and restated the credit agreement governing the Senior Secured Revolving Credit Facility (the “Amended Credit Agreement”) to, among other things, assign all of Rice Drilling B’s rights and obligations under the Senior Secured Revolving Credit Facility to us, and we assumed all such rights and obligations as borrower under the Amended Credit Agreement.
On January 13, 2016, we entered into an amendment to the Amended Credit Agreement, which increased the aggregate notional volume limitations for our hedging arrangements contained in the Amended Credit Agreement for the first eighteen months after entering into any commodity swap agreement or secured firm transportation reimbursement agreement.
As of March 31, 2016, the borrowing base under the Amended Credit Agreement governing the Senior Secured Revolving Credit Facility was $750.0 million and the sublimit for letters of credit was $250.0 million. The Company had zero borrowings outstanding and $211.9 million in letters of credit outstanding under its Amended Credit Agreement as of March 31, 2016, resulting in availability of $538.1 million. The next redetermination of the borrowing base is expected to occur in May 2016. The maturity date of the Senior Secured Revolving Credit Facility is January 29, 2019.
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
The Amended Credit Agreement also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Amended Credit Agreement to be immediately due and payable. We were in compliance with such covenants and ratios as of March 31, 2016.
Midstream Holdings Revolving Credit Facility
On December 22, 2014, Midstream Holdings entered into a revolving credit facility (“Midstream Holdings Revolving Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders with a maximum credit amount of $300.0 million and a sublimit for letters of credit of $25.0 million.
As of March 31, 2016, Midstream Holdings had $10.0 million borrowings outstanding and no letters of credit under this facility. The average daily outstanding balance of the credit facility was approximately $25.5 million, and interest was incurred on the facility at a weighted average interest rate of 2.7% through March 31, 2016. The Midstream Holdings Revolving Credit Facility is available to fund working capital requirements and capital expenditures and to purchase assets and matures on December 22, 2019.
On February 19, 2016, Midstream Holdings entered into the Second Amendment (the “Second Amendment”) to the Midstream Holdings Revolving Credit Facility. Among other changes, the Second Amendment: (i) permits cash distributions by Rice Midstream GP Holdings LP (“GP Holdings”) to the purchasers, subject to certain limitations; (ii) permits a one-time contribution of common units of the Partnership from Midstream Holdings to GP Holdings; (iii) amends the definition of “Disqualified Capital Stock” to permit a put right feature in connection with the Midstream Holdings Investment (defined below); (iv) amends the definition of “Change in Control” to include any change of control under the documents entered into in connection with the Midstream Holdings Investment; (v) expands cross-default to the documents entered into in connection with the Midstream Holdings Investment; and (vi) excludes proceeds from a scheduled sale of equity interests in GP Holdings to an investor from the mandatory prepayment provision.
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
The Midstream Holdings Revolving Credit Facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Midstream Holdings Revolving Credit Facility to be immediately due and payable. Midstream Holdings was in compliance with such covenants and ratios as of March 31, 2016.

RMP Revolving Credit Facility
On December 22, 2014, Rice Midstream OpCo LLC (“Rice Midstream OpCo”) entered into a revolving credit facility (the “RMP Revolving Credit Facility”) with RMP, Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders with a maximum credit amount of $450.0 million with an additional $200.0 million of commitments available under an accordion feature subject to lender approval. The RMP Revolving Credit Facility provides for a letter of credit sublimit of $50.0 million. As of March 31, 2016, Rice Midstream OpCo had $159.0 million borrowings outstanding and no letters of credit under this facility. The average daily outstanding balance of the credit facility was approximately $159.9 million and interest was incurred on the facility at a weighted average interest rate of 2.2% through March 31, 2016. The RMP Revolving Credit Facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes. The RMP Revolving Credit Facility matures on December 22, 2019.
On January 13, 2016, RMP entered into an amendment to the revolving credit facility (the “First Amendment”) that modified the definition of “Acquisition Period” (as defined in the revolving credit facility) to allow Rice Midstream OpCo to elect, in its sole discretion, to commence an Acquisition Period when a material acquisition has been consummated. Prior to giving effect to the First Amendment, an Acquisition Period would commence automatically upon consummation of a material acquisition.
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
The RMP Revolving Credit Facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the RMP Revolving Credit Facility to be immediately due and payable. RMP was in compliance with its covenants and ratios as of March 31, 2016.
Midstream Holdings Investment
On February 22, 2016, we completed a $375.0 million equity investment by EIG Global Energy Partners (“EIG”), on behalf of EIG managed funds, into Midstream Holdings, our wholly-owned subsidiary prior to the investment, in exchange for $375.0 million of Series B Units (“Series B Units”) in Midstream Holdings and common units representing an 8.25% limited partner interest in GP Holdings, a subsidiary of Midstream Holdings that holds all of the common units, subordinated units and incentive distribution rights in RMP previously held by Midstream Holdings (the “Midstream Holdings Investment”). The Series B Units have an 8.0% preferential distribution rate; however, Midstream Holdings has an option to pay distributions in kind for the first two years. Midstream Holdings used approximately $75.0 million of the proceeds to repay borrowings under its revolving credit facility and to pay transaction fees and expenses, and the remaining $300.0 million was distributed to us to fund a portion of our 2016 development program in the cores of the Marcellus and Utica Shales. In addition, Midstream Holdings may require EIG to make an additional $125.0 million commitment (subject to designated drawing conditions precedent) for a period of 18 months.
April 2016 Equity Offering
On April 15, 2016, we completed a public offering of 29,858,891 shares of common stock at $16.35 per share, which included 20,000,000 shares sold by the Company and 9,858,891 shares sold by NGP Holdings. On April 21, 2016, NGP Holdings sold an additional 4,478,834 shares of common stock pursuant to the exercise of the underwriter’s option to purchase additional shares. After deducting underwriting discounts and commissions of $15.0 million and transaction costs, we received net proceeds of $311.7 million. We received no proceeds from the sale of shares by NGP Holdings. We intend to use a portion of the net proceeds from this offering to acquire Marcellus and Utica assets in central Greene County, Pennsylvania (the “Alpha Assets”) from Alpha Natural Resources, Inc. (“Alpha”) for $200.0 million (the “Alpha Acquisition”) and the remainder for general corporate purposes. If the Alpha Acquisition is not consummated, we intend to use the net proceeds for general corporate purposes, which may include funding a portion of our 2017 capital budget.

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
By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have derivative instruments in place with six different counterparties. As of March 31, 2016, our contracts with Bank of Montreal, Wells Fargo Bank N.A., Citibank N.A. and Barclays Bank PLC accounted for 30%, 23%, 21% and 20% of the net fair market value of our derivative assets, respectively. We believe these counterparties are acceptable credit risks. We are not required to provide credit support or collateral to Bank of Montreal, Wells Fargo Bank N.A., Citibank N.A. and Barclays Bank PLC under current contracts, nor are they required to provide credit support or collateral to us. As of March 31, 2016 and December 31, 2015, we did not have any past due receivables from counterparties.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the condensed consolidated financial statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates. Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2015 Annual Report in addition to the discussion included herein. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to our condensed consolidated financial statements contained in this Quarterly Report.
On a quarterly basis in accordance with ASC 360, we perform a qualitative assessment of whether events or changes in circumstances exist that could be indicators that the carrying amount of proved properties may not be recoverable. Given the rapid decline in the market prices of natural gas, NGLs, and oil that occurred during 2015 and into 2016, we have compared estimated undiscounted future cash flows using strip pricing for our proved properties to the carrying value of those properties. Because estimated undiscounted future cash flows have exceeded the associated carrying values of proved properties at the end of each quarter, pursuant to generally accepted accounting principles for successful efforts accounting, it has not been necessary for us to estimate the fair value of the properties, nor have any impairment losses been realized during the three month period ended March 31, 2016. Current future commodity prices continue to support the recoverability of our proved properties; however, we are unable to predict commodity prices with any greater precision than the futures market. Further reductions in commodity prices within the futures market could trigger an impairment of proved natural gas properties in the future.
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
As of March 31, 2016, we have entered into derivative instruments with various financial institutions, fixing the price we receive for a portion of our natural gas through December 31, 2020. Our commodity hedge position as of March 31, 2016 is summarized in Note 5 to our condensed consolidated financial statements included elsewhere in the Quarterly Report. Our financial hedging activities are intended to support natural gas prices at targeted levels and to manage our exposure to price fluctuations.
By removing price volatility from a portion of our expected natural gas production through December 31, 2020, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flow for those periods. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices above the hedge prices.
Interest rate risks
Our primary interest rate risk exposure results from our credit facilities.
As of March 31, 2016, we had zero borrowings and approximately $211.9 million in letters of credit outstanding under our Senior Secured Revolving Credit Facility. As of March 31, 2016, we had availability under the borrowing base of our Senior Secured Revolving Credit Facility of approximately $538.1 million and the borrowing base was $750.0 million. We have a choice of borrowing in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to LIBOR plus an applicable margin ranging from 150 to 250 basis points, depending on the percentage of our borrowing base utilized. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 50 to 150 basis points, depending on the percentage of our borrowing base utilized.
As of March 31, 2016, Midstream Holdings had $10.0 million of borrowings and no letters of credit outstanding under the Midstream Holdings Revolving Credit Facility. Under the revolving credit facility, Midstream Holdings may elect to borrow in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 225 to 300 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 125 to 200 basis points, depending on the leverage ratio then in effect.

The average annual interest rate incurred on the Midstream Holdings Revolving Credit Facility during the three months ended March 31, 2016 was approximately 2.7%.  A 1.0% increase in the applicable average interest rates for the three months ended March 31, 2016 would have resulted in an estimated $0.1 million increase in interest expense.
As of March 31, 2016, Rice Midstream OpCo had $159.0 million of borrowings and no letters of credit outstanding under the RMP Revolving Credit Facility. Under the RMP Revolving Credit Facility, Rice Midstream OpCo may elect to borrow in Eurodollars or at the base rate. Eurodollar loans will bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 175 to 275 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 75 to 175 basis points, depending on the leverage ratio then in effect.
The average annual interest rate incurred on the RMP Revolving Credit Facility during the three months ended March 31, 2016 was approximately 2.2%.  A 1.0% increase in the applicable average interest rates for the three months ended March 31, 2016 would have resulted in a $0.4 million estimated increase in interest expense.
As of March 31, 2016, we did not have any derivatives in place to mitigate the effects of interest rate risk. We may implement an interest rate hedging strategy in the future.
Counterparty and customer credit risk
Our principal exposures to credit risk are through joint interest receivables ($70.8 million in receivables as of March 31, 2016) and the sale of our natural gas production ($64.1 million in receivables as of March 31, 2016), which we market to multiple natural gas marketing companies. Joint interest receivables arise from billing entities who own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. We have minimal ability to choose who participates in our wells. We are also subject to credit risk with three natural gas marketing companies that hold a significant portion of our natural gas receivables. We do not require our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information we are required to disclose in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(t) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are party to various legal and/or regulatory proceedings from time to time arising in the ordinary course of business. While the ultimate outcome and impact to us cannot be predicted with certainty, we believe that all such matters are without merit and involve amounts which, if resolved unfavorably, either individually or in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows. When we determine that a loss is probable of occurring and is reasonably estimable, we accrue an undiscounted liability for such contingencies based on our best estimate using information available at the time. We disclose contingencies where an adverse outcome may be material, or in the judgment of management, the matter should otherwise be disclosed.
Environmental Proceedings
From time to time our operations are inspected by governmental authorities. These authorities may issue proposed penalties for alleged violations of environmental laws discovered as a result of such inspections. Fines and penalties for environmental law violations can often exceed $100,000. While we cannot predict the ultimate outcome of any such matters, we do not expect that any currently known violations, individually or in the aggregate, will have a material adverse impact on our financial results.
Item 1A. Risk Factors
Our business faces many risks. Any of the risks discussed elsewhere in this Quarterly Report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a discussion of our potential risks and uncertainties, see the information in “Item 1A. Risk Factors” in our 2015 Annual Report.
We may not be the successful bidder for the Alpha Assets at the bankruptcy auction.
We have entered into an asset purchase agreement to acquire the Alpha Assets. The proposed asset purchase agreement constitutes a “stalking horse bid” for certain of Alpha’s assets in accordance with the bidding procedures approved by the bankruptcy court. Even though our “stalking horse bid” was approved by the bankruptcy court, Alpha will hold an auction for these assets if they receive additional bids for the assets that meet certain requirements set forth in the bidding procedures. Under this process, other potential acquirers will be afforded the opportunity to submit higher and/or better offers for the Alpha Assets. It is possible that another buyer may be willing to pay more to acquire the Alpha Assets than we are willing to pay, in which case we would not acquire the Alpha Assets. Alternatively, if another potential acquirer submits a higher offer than our baseline bid, we may agree to pay more than $200 million to acquire the Alpha Assets. If we are selected as the successful bidder at the auction in accordance with the bidding procedures, consummation of the sale will remain subject to bankruptcy court approval. There can be no assurance that we will be the successful bidder or that we will be able to consummate the Alpha Acquisition on the terms in the asset purchase agreement or on other terms favorable to us or at all.
Risks related to the assets to be acquired in the Alpha Acquisition, if consummated, may adversely affect our business, financial condition and results of operation.
The consummation of the Alpha Acquisition involves potential risks, including:

•	the failure of the Alpha Assets to perform as expected;

•	the failure to realize expected profitability, growth or accretion;

•	environmental or regulatory compliance matters or liabilities;

•	risks related to operations located in areas that have historically been subject to coal mining operations;

•	diversion of managements’ attention from our existing operations; and

•	the incurrence of unanticipated liabilities and costs for which indemnification is unavailable.
If we consummate the Alpha Acquisition and if these risks or other anticipated or unanticipated liabilities were to materialize, any desired benefits of the Alpha Acquisition may not be fully realized, if at all, and our future business operations could be negatively impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of securities. There were no sales of unregistered equity securities during the period covered by this report.
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended March 31, 2016:

Period	Total Number of Shares Withheld (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs
January 1 - January 31, 2016	2,628	$11.67	—	—
February 1 - February 29, 2016	46,257	9.47	—	—
March 1 - March 31, 2016	—	—	—	—
Total	48,885	$9.59	—	—

(1)
All shares withheld during the first quarter of 2016 were used to offset tax withholding obligations that occur upon the vesting of restricted stock units and delivery of common stock under the terms of our long-term incentive plan.

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

10.1
Amended and Restated Agreement of Limited Partnership of Rice Midstream GP Holdings LP (incorporated by reference to Exhibit E of Amendment No. 1 to Schedule 13D (File No. 005-88475) filed with the Commission on March 7, 2016).

10.2
Amended and Restated Limited Liability Company Agreement of Rice Midstream Holdings LLC (incorporated by reference to Exhibit F of Amendment No. 1 to Schedule 13D (File No. 005-88475) filed with the Commission on March 7, 2016).

10.3*
Securities Purchase Agreement, dated as of February 17, 2016, by and among Rice Midstream Holdings LLC, Rice Midstream GP Holdings LP, EIG Energy Fund XVI, L.P., EIG Energy Fund XVI-E, L.P. and EIG Holdings (RICE) Partners, LP.

10.4*+	Amended and Restated Limited Liability Company Agreement of Strike Force Midstream LLC.
10.5*
Second Amendment to Credit Agreement and First Amendment to Guaranty and Collateral Agreement, dated as of February 19, 2016, by and among Rice Midstream Holdings, as borrower, Wells Fargo Bank, N.A., as administrative agent, and the lenders and other parties thereto.

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

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICE ENERGY INC.

Date:	May 5, 2016	By:	/s/ Daniel J. Rice IV
Daniel J. Rice IV
Director, Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2016	By:	/s/ Grayson T. Lisenby
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

10.1
Amended and Restated Agreement of Limited Partnership of Rice Midstream GP Holdings LP (incorporated by reference to Exhibit E of Amendment No. 1 to Schedule 13D (File No. 005-88475) filed with the Commission on March 7, 2016).

10.2
Amended and Restated Limited Liability Company Agreement of Rice Midstream Holdings LLC (incorporated by reference to Exhibit F of Amendment No. 1 to Schedule 13D (File No. 005-88475) filed with the Commission on March 7, 2016).

10.3*
Securities Purchase Agreement, dated as of February 17, 2016, by and among Rice Midstream Holdings LLC, Rice Midstream GP Holdings LP, EIG Energy Fund XVI, L.P., EIG Energy Fund XVI-E, L.P. and EIG Holdings (RICE) Partners, LP.

10.4*+	Amended and Restated Limited Liability Company Agreement of Strike Force Midstream LLC.
10.5*
Second Amendment to Credit Agreement and First Amendment to Guaranty and Collateral Agreement, dated as of February 19, 2016, by and among Rice Midstream Holdings, as borrower, Wells Fargo Bank, N.A., as administrative agent, and the lenders and other parties thereto.

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

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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