Form 10-Q
period 2016-06-30
Rice Energy Inc.
filed 2016-08-04
CIK 1588238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
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

Number of shares of the registrant’s common stock outstanding at August 2, 2016: 156,584,875 shares

RICE ENERGY INC.
QUARTERLY REPORT ON FORM 10-Q

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and income/losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”) on file with the Securities and Exchange Commission (the “SEC”).
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
We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, gathering and sale of natural gas, NGLs and oil. These risks include, but are not limited to: commodity price volatility; inflation; lack of availability of drilling and production equipment and services; environmental risks; drilling and other operating risks; regulatory changes; the uncertainty inherent in estimating natural gas reserves and in projecting future rates of production, cash flow and access to capital; the timing of development expenditures; risks relating to joint venture operations; and the other risks described under the heading “Item 1A. Risk Factors” in our 2015 Annual Report.
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

Commonly Used Defined Terms
As used in the Quarterly Report, unless the context indicates or otherwise requires, the following terms have the following meanings:

•	“Rice Energy,” the “Company,” “we,” “our,” “us” or like terms refer collectively to Rice Energy Inc. and its consolidated subsidiaries;

•	“Rice Drilling B” refers to Rice Drilling B LLC, a wholly-owned subsidiary of Rice Energy;

•	the “Partnership” refers to Rice Midstream Partners LP (NYSE: RMP);

•	“Rice Midstream OpCo” refers to Rice Midstream OpCo LLC, a wholly-owned subsidiary of RMP;

•	“Midstream Holdings” refers to Rice Midstream Holdings LLC, a subsidiary of Rice Energy; and

•	“GP Holdings” refers to Rice Midstream GP Holdings LP, a subsidiary of Rice Energy.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Rice Energy Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands)	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash	$565,514	$151,901
Accounts receivable	175,523	154,814
Prepaid expenses and other	7,348	5,488
Derivative assets	31,720	186,960
Total current assets	780,105	499,163

Gas collateral account	4,107	4,077
Property, plant and equipment, net	3,514,759	3,243,131
Deferred financing costs, net	8,114	8,811
Goodwill	39,142	39,142
Intangible assets, net	45,349	46,159
Derivative assets	13,334	105,945
Other non-current assets	1,969	2,670
Total assets	$4,406,879	$3,949,098

Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Accounts payable	$19,470	$83,553
Royalties payable	41,186	40,572
Accrued capital expenditures	79,362	79,747
Accrued interest	14,248	14,337
Leasehold payable	8,295	17,338
Other accrued liabilities	70,964	64,794
Total current liabilities	233,525	300,341

Long-term liabilities:
Long-term debt	1,302,684	1,435,790
Leasehold payable	2,803	6,289
Deferred tax liabilities	145,117	271,988
Derivative instruments	24,327	16,344
Other long-term liabilities	20,583	13,878
Total liabilities	1,729,039	2,044,630

Mezzanine equity:
Redeemable noncontrolling interest, net (Note 8)	372,861	—

Stockholders’ equity:
Common stock, $0.01 par value; authorized - 650,000,000 shares; issued and outstanding - 156,565,557 shares and 136,387,194 shares, respectively	1,566	1,364
Preferred stock, $0.01 par value; authorized - 50,000,000 shares; none issued	—	—
Additional paid in capital	1,760,277	1,416,523
Accumulated deficit	(312,264)	(137,990)
Stockholders’ equity before noncontrolling interest	1,449,579	1,279,897
Noncontrolling interests in consolidated subsidiaries	855,400	624,571
Total liabilities, mezzanine equity and stockholders’ equity	$4,406,879	$3,949,098
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2016	2015	2016	2015
Operating revenues:
Natural gas, oil and natural gas liquids sales	$122,312	$100,890	$234,754	$197,802
Gathering, compression and water distribution	23,728	11,566	48,280	21,367
Other revenue	9,958	438	12,906	3,264
Total operating revenues	155,998	112,894	295,940	222,433

Operating expenses:
Lease operating (1)	9,038	11,090	20,109	22,681
Gathering, compression and transportation	27,169	16,842	55,301	31,262
Production taxes and impact fees	2,659	1,694	4,310	3,148
Exploration	5,548	356	6,538	1,095
Midstream operation and maintenance	4,555	2,801	14,177	6,132
Incentive unit expense	14,840	23,099	38,982	46,557
Acquisition expense	84	—	556	—
Impairment of fixed assets	—	—	2,595	—
General and administrative (1)	29,272	24,637	54,145	45,381
Depreciation, depletion and amortization	84,752	76,140	163,937	138,721
Amortization of intangible assets	403	408	811	816
Other expense	11,457	1,998	15,648	3,889
Total operating expenses	189,777	159,065	377,109	299,682

Operating loss	(33,779)	(46,171)	(81,169)	(77,249)
Interest expense	(24,802)	(23,359)	(49,323)	(39,488)
Other income	2,549	1,035	2,762	1,196
(Loss) gain on derivative instruments	(201,555)	(3,710)	(131,376)	57,657
Amortization of deferred financing costs	(1,618)	(1,306)	(3,169)	(2,409)
Loss before income taxes	(259,205)	(73,511)	(262,275)	(60,293)
Income tax benefit	120,496	9,992	126,871	1,462
Net loss	(138,709)	(63,519)	(135,404)	(58,831)
Less: Net income attributable to noncontrolling interests	(17,977)	(6,164)	(38,870)	(10,699)
Net loss attributable to Rice Energy Inc.	(156,686)	(69,683)	(174,274)	(69,530)
Less: Preferred dividends and accretion on redeemable noncontrolling interests	(7,944)	—	(11,402)	—
Net loss attributable to Rice Energy Inc. common stockholders	$(164,630)	$(69,683)	$(185,676)	$(69,530)

Weighted average number of shares of common stock—basic	153,203,901	136,315,882	144,811,902	136,303,914
Weighted average number of shares of common stock—diluted	153,203,901	136,315,882	144,811,902	136,303,914
Loss per share—basic	$(1.07)	$(0.51)	$(1.28)	$(0.51)
Loss per share—diluted	$(1.07)	$(0.51)	$(1.28)	$(0.51)

(1)
Stock-based compensation expense of $0.1 million and $6.1 million is included in lease operating and general and administrative expense, respectively, for the three months ended June 30, 2016, and $4.2 million is included general and administrative expense for the three months ended June 30, 2015. Stock-based compensation expense of $0.2 million and $10.8 million is included in lease operating and general and administrative expense, respectively, for the six months ended June 30, 2016, and $7.5 million is included general and administrative expense for the six months ended June 30, 2015. See Note 12 for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2016	2015
Cash flows from operating activities:
Net loss	$(135,404)	$(58,831)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	163,937	138,721
Amortization of deferred financing costs	3,169	2,409
Amortization of intangibles	811	816
Exploration	6,538	1,095
Incentive unit expense	38,982	46,557
Stock compensation expense	10,789	7,467
Impairment of fixed assets	2,595	—
Derivative instruments fair value loss (gain)	131,376	(57,657)
Cash receipts for settled derivatives	133,205	69,870
Deferred income benefit	(126,871)	(1,462)
Changes in operating assets and liabilities:
Increase in accounts receivable	(21,995)	(45,531)
Increase in prepaid expenses and other assets	(530)	(2,912)
Decrease in accounts payable	(4,894)	(19,171)
Increase in accrued liabilities and other	572	8,114
Increase in royalties payable	614	15,448
Net cash provided by operating activities	202,894	104,933

Cash flows from investing activities:
Capital expenditures for property and equipment	(484,529)	(622,797)
Acquisition of midstream assets	(7,744)	—
Proceeds from sale of interest in gas properties	—	10,201
Net cash used in investing activities	(492,273)	(612,596)

Cash flows from financing activities:
Proceeds from borrowings	120,000	538,932
Repayments of debt obligations	(255,690)	(16,091)
Shares of common stock issued in April 2016 offering, net of offering costs	311,764	—
Common units issued in the Partnership’s June 2016 offering, net of offering costs	164,150	—
Common units issued in the Partnership’s ATM program, net of offering costs	15,782	—
Debt issuance costs	(669)	(8,526)
Offering costs related to the Partnership’s IPO	—	(129)
Distributions to the Partnership’s public unitholders	(17,636)	(5,977)
Proceeds from issuance of redeemable noncontrolling interests, net of offering costs	368,767	—
Preferred dividends to redeemable noncontrolling interest holders	(3,576)	—
Proceeds from conversion of warrants	100	—
Net cash provided by financing activities	702,992	508,209

Net increase in cash	413,613	546
Cash at the beginning of the year	151,901	256,130
Cash at the end of the period	$565,514	$256,676

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Condensed Consolidated Statements of Equity
(Unaudited)

(in thousands)	Common Stock ($0.01 par)	Additional Paid-In Capital	Accumulated (Deficit) Earnings	Stockholders Equity before Non-Controlling Interest	Non-Controlling Interest	Total
Balance, January 1, 2015	$1,363	$1,368,001	$153,346	$1,522,710	$442,458	$1,965,168
Incentive unit compensation	—	46,557	—	46,557	—	46,557
Stock compensation	—	5,468	—	5,468	1,945	7,413
Distributions to the Partnership’s public unitholders	—	—	—	—	(5,977)	(5,977)
Offering costs related to the Partnership’s IPO	—	—	—	—	(129)	(129)
Consolidated net income (loss)	—	—	(69,530)	(69,530)	10,699	(58,831)
Balance, June 30, 2015	$1,363	$1,420,026	$83,816	$1,505,205	$448,996	$1,954,201

Balance, January 1, 2016	$1,364	$1,416,523	$(137,990)	$1,279,897	$624,571	$1,904,468
Incentive unit compensation	—	38,982	—	38,982	—	38,982
Stock compensation	—	9,151	—	9,151	2,070	11,221
Issuance of common stock upon vesting of stock compensation awards, net of tax withholdings	2	(1,459)	—	(1,457)	—	(1,457)
Issuance of phantom units upon vesting of equity-based compensation, net of tax withholdings	—	(3,182)	—	(3,182)	2,063	(1,119)
Shares of common stock issued in April 2016 offering, net of offering costs	200	311,564	—	311,764	—	311,764
Conversion of warrants into shares of common stock	—	100	—	100	—	100
Preferred dividends on redeemable noncontrolling interest	—	(10,719)	—	(10,719)	—	(10,719)
Accretion of redeemable noncontrolling interest	—	(683)	—	(683)	—	(683)
Common units issued pursuant to the Partnership in June 2016 offering, net of offering costs	—	—	—	—	164,150	164,150
Common units issued pursuant to the Partnership’s ATM program, net of offering costs	—	—	—	—	15,782	15,782
Contribution from noncontrolling interest	—	—	—	—	25,530	25,530
Distributions to the Partnership’s public unitholders	—	—	—	—	(17,636)	(17,636)
Consolidated net (loss) income	—	—	(174,274)	(174,274)	38,870	(135,404)
Balance, June 30, 2016	$1,566	$1,760,277	$(312,264)	$1,449,579	$855,400	$2,304,979
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of Rice Energy Inc. (the “Company”) have been prepared by the Company’s management in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and applicable rules and regulations promulgated under the Securities Exchange Act of 1934 (the “Securities Act”), as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of June 30, 2016 and December 31, 2015 and its condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 and of cash flows for the six months ended June 30, 2016 and 2015.
The accompanying condensed consolidated financial statements include the financial results of the Company, its wholly-owned subsidiaries and certain variable interest entities in which the Company is the primary beneficiary. See Note 11 for additional discussion of variable interest entities.
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
Accounts receivable are primarily from the Company’s joint interest partners and natural gas marketers. The Company extends credit to parties in the normal course of business based upon management’s assessment of their creditworthiness. A valuation allowance is provided for those accounts for which collection is estimated as doubtful; uncollectible accounts are written off and charged against the allowance. In estimating the allowance, management considers, among other things, how recently and how frequently payments have been received and the financial position of the party. There was no allowance recorded for any of the periods presented in the condensed consolidated financial statements. Accounts receivable as of June 30, 2016 and December 31, 2015 are detailed below.

(in thousands)	June 30, 2016	December 31, 2015
Joint interest	$90,563	$76,985
Natural gas sales	72,825	71,512
Other	12,135	6,317
Total accounts receivable	$175,523	$154,814

3.	Long-Term Debt
Long-term debt consists of the following as of June 30, 2016 and December 31, 2015:

(in thousands)	June 30, 2016	December 31, 2015
Long-term Debt
Senior Notes Due 2022, net of deferred finance costs of $13,150 and $14,316, respectively (a)	$886,850	$885,684
Senior Notes Due 2023, net of deferred finance costs of $6,578 and $7,117, respectively (b)	390,834	390,106
Senior Secured Revolving Credit Facility (c)	—	—
Midstream Holdings Revolving Credit Facility (d)	25,000	17,000
RMP Revolving Credit Facility (e)	—	143,000
Total long-term debt	$1,302,684	$1,435,790
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
7.25% Senior Notes Due 2023 (b)
On March 26, 2015, the Company issued $400.0 million in aggregate principal amount of 7.25% senior notes due 2023 (the “2023 Notes”) in a private placement to eligible purchasers under Rule 144A and Regulation S of the Securities Act, which resulted in net proceeds of $389.3 million, after deducting expenses and the initial purchasers’ discounts of approximately $10.7 million. The original issuance discount of $3.1 million related to the 2023 Notes is recorded as a reduction of the principal amount. For the three and six months ended June 30, 2016, the Company recorded $0.1 million and $0.2 million, respectively, of amortization of the debt discount as interest expense using the effective interest method and a rate of 7.345%.
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
On May 16, 2016, following a semi-annual redetermination of the Senior Secured Revolving Credit Facility’s borrowing base, the Company entered into an amendment to the Senior Secured Revolving Credit Facility to increase the borrowing base from $750.0 million to $875.0 million (the “Eighth Amendment”). The Eighth Amendment also established aggregate elected commitment amounts, which were $750.0 million as of the Eighth Amendment effective date. The next redetermination of the borrowing base is expected to occur in October 2016.
As of June 30, 2016, the borrowing base was $875.0 million (with a $750.0 million lender commitment amount) and the sublimit for letters of credit was $250.0 million. The Company had zero borrowings outstanding and $214.4 million in letters of credit outstanding under the Amended Credit Agreement as of June 30, 2016, resulting in availability of $535.6 million. The maturity date of the Senior Secured Revolving Credit Facility is January 29, 2019.
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
The Amended Credit Agreement also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Amended Credit Agreement to be immediately due and payable. The Company was in compliance with its covenants and ratios effective as of June 30, 2016.
Midstream Holdings Revolving Credit Facility (d)
On December 22, 2014, Rice Midstream Holdings LLC (“Midstream Holdings”) entered into a revolving credit facility (the “Midstream Holdings Revolving Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders with a maximum credit amount of $300.0 million and a sublimit for letters of credit of $25.0 million.
As of June 30, 2016, Midstream Holdings had $25.0 million of borrowings outstanding and no letters of credit under this facility. The average daily outstanding balance of the credit facility was approximately $20.8 million, and interest was incurred on the facility at a weighted average interest rate of 2.8% through June 30, 2016. The credit facility is available to fund working capital requirements and capital expenditures and to purchase assets. The maturity date of the Midstream Holdings Revolving Credit Facility is December 22, 2019.
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
The Midstream Holdings Revolving Credit Facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Midstream Holdings Revolving Credit Facility to be immediately due and payable. Midstream Holdings was in compliance with its covenants and ratios effective as of June 30, 2016.
RMP Revolving Credit Facility (e)
On December 22, 2014, Rice Midstream OpCo LLC (“Rice Midstream OpCo”), a wholly-owned subsidiary of Rice Midstream Partners LP (the “Partnership”), entered into a revolving credit facility (the “RMP Revolving Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders with a maximum credit amount of $450.0 million with an additional $200.0 million of commitments available under an accordion feature subject to lender approval. The RMP Revolving Credit Facility provides for a letter of credit sublimit of $50.0 million. As of June 30, 2016, Rice Midstream OpCo had no borrowings outstanding and no letters of credit under this facility. The average daily outstanding balance of the credit facility was approximately $144.7 million and interest was incurred on the facility at a weighted average interest rate of 2.2% through June 30, 2016. The RMP Revolving Credit Facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes. The maturity date of the RMP Revolving Credit Facility is December 22, 2019.
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
The RMP Revolving Credit Facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the RMP Revolving Credit Facility to be immediately due and payable. The Partnership was in compliance with its covenants and ratios effective as of June 30, 2016.
Expected Aggregate Maturities
Expected aggregate maturities of the notes payable as of June 30, 2016 are as follows (in thousands):

Remainder of Year Ending December 31, 2016	$—
Year Ending December 31, 2017	—
Year Ending December 31, 2018	—
Year Ending December 31, 2019	25,000
Year Ending December 31, 2020 and Beyond	1,277,684
Total	$1,302,684
Interest paid in cash was approximately $46.6 million and $49.1 million for the three and six months ended June 30, 2016, respectively, and $28.4 million and $28.5 million for the three and six months ended June 30, 2015, respectively.

4.	Derivative Instruments
The Company uses derivative commodity instruments that are placed with major financial institutions whose creditworthiness is regularly monitored. Substantially all of the Company’s derivative counterparties share in the Amended Credit Agreement collateral. The Company has entered into various derivative contracts to manage price risk and to achieve more predictable cash flows. As a result of the Company’s hedging activities, the Company may realize prices that are greater or less than the market prices that it would have received otherwise.
As of June 30, 2016, the Company has entered into derivative instruments with various financial institutions, fixing the price it receives for a portion of its future sales of produced natural gas. The Company’s fixed price derivatives primarily include swap and collar contracts that are tied to the commodity prices on NYMEX. As of June 30, 2016, the Company has entered into NYMEX hedging contracts through December 31, 2020, hedging a total of approximately 684 Bcf of its projected natural gas production at a weighted average price of $3.12 per MMBtu. Additionally, the Company has entered into basis swap contracts to hedge the difference between the NYMEX index price and various local index prices. The fixed price and basis hedging contracts the Company has entered into through December 31, 2020 at other various sales points cover a total of approximately 679 Bcf.

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

	As of June 30, 2016
(in thousands)	Derivative instruments, gross	Derivative instruments subject to master netting arrangements	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, net
Derivative assets	$182,380	$(137,326)	$45,054
Derivative liabilities	$64,265	$(32,442)	$31,823

	As of December 31, 2015
(in thousands)	Derivative instruments, gross	Derivative instruments subject to master netting arrangements	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, net
Derivative assets	$372,414	$(79,509)	$292,905
Derivative liabilities	$21,043	$(4,200)	$16,843

5.	Fair Value of Financial Instruments
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
The following assets and liabilities were measured at fair value on a recurring basis during the period (refer to Note 4 for details relating to derivative instruments):

	As of June 30, 2016
		Fair Value Measurements at Reporting Date Using
(in thousands)	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative instruments, at fair value	$45,054	$45,054	$—	$45,054	$—
Total assets	$45,054	$45,054	$—	$45,054	$—

Liabilities:
Derivative instruments, at fair value	$31,823	$31,823	$—	$31,823	$—
Total liabilities	$31,823	$31,823	$—	$31,823	$—

	As of December 31, 2015
		Fair Value Measurements at Reporting Date Using
(in thousands)	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative instruments, at fair value	$292,905	$292,905	$—	$292,905	$—
Total assets	$292,905	$292,905	$—	$292,905	$—

Liabilities:
Derivative instruments, at fair value	$16,843	$16,843	$—	$16,843	$—
Total liabilities	$16,843	$16,843	$—	$16,843	$—
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
The estimated fair value and carrying amount of long-term debt as reported on the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 is shown in the table below (refer to Note 3 for details relating to the debt instruments). The fair value was estimated using Level 2 inputs based on rates reflective of the remaining maturity as well as the Company’s financial position. The carrying value of the revolving credit facilities approximates fair value as of as of June 30, 2016.

	As of June 30, 2016		As of December 31, 2015
Long-Term Debt (in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes Due 2022	$900,000	$895,500	$900,000	$650,250
Senior Notes Due 2023	397,410	408,000	397,222	294,000
Midstream Holdings Revolving Credit Facility	25,000	25,000	17,000	17,000
RMP Revolving Credit Facility	—	—	143,000	143,000
Total	$1,322,410	$1,328,500	$1,457,222	$1,104,250

6.	Financial Information by Business Segment
As a result of changes to the Company’s operations in the first quarter of 2016, management has evaluated how the Company is organized and operates and has identified the Exploration and Production segment, the Rice Midstream Holdings segment and the Rice Midstream Partners segment as separate operating segments. As a result of the changes to the Company’s operating segments, all prior period information has been revised to reflect the new operating segment structure. Operating segments are evaluated on their contribution to the Company’s consolidated results based on operating income. Other income and expenses, interest and income taxes are managed on a consolidated basis. The segment accounting policies are the same as those described in Note 1 to the Company’s Consolidated Financial Statements for the year ended December 31, 2015 contained in its 2015 Annual Report.
The operating results of the Company’s reportable segments were as follows for the three months ended June 30, 2016:

(in thousands)	Exploration and Production	Rice Midstream Holdings	Rice Midstream Partners	Elimination of Intersegment Transactions	Consolidated Total
Total operating revenues	$132,270	$11,873	$46,547	$(34,692)	$155,998
Total operating expenses	191,718	7,872	17,547	(27,360)	189,777
Operating (loss) income	$(59,448)	$4,001	$29,000	$(7,332)	$(33,779)

Capital expenditures for segment assets	$150,646	$15,894	$38,776	$(10,506)	$194,810
Depreciation, depletion and amortization	$79,515	$1,556	$6,855	$(3,174)	$84,752
The operating results of the Company’s reportable segments were as follows for the three months ended June 30, 2015:

(in thousands)	Exploration and Production	Rice Midstream Holdings	Rice Midstream Partners	Elimination of Intersegment Transactions	Consolidated Total
Operating revenues:
Total operating revenues	$101,328	$6,252	$28,560	$(23,246)	$112,894
Total operating expenses	161,343	2,309	11,794	(16,381)	159,065
Operating (loss) income	$(60,015)	$3,943	$16,766	$(6,865)	$(46,171)

Capital expenditures for segment assets	$211,925	$34,246	$59,084	$(6,866)	$298,389
Depreciation, depletion and amortization	$73,342	$377	$2,953	$(532)	$76,140
The operating results of the Company’s reportable segments were as follows for the six months ended June 30, 2016:

(in thousands)	Exploration and Production	Rice Midstream Holdings	Rice Midstream Partners	Elimination of Intersegment Transactions	Consolidated Total
Total operating revenues	$247,660	$22,524	$101,090	$(75,334)	$295,940
Total operating expenses	374,898	15,397	36,473	(49,659)	377,109
Operating (loss) income	$(127,238)	$7,127	$64,617	$(25,675)	$(81,169)

Capital expenditures for segment assets	$386,320	$54,267	$75,019	$(31,077)	$484,529
Depreciation, depletion and amortization	$154,471	$2,645	$12,225	$(5,404)	$163,937

The operating results of the Company’s reportable segments were as follows for the six months ended June 30, 2015:

(in thousands)	Exploration and Production	Rice Midstream Holdings	Rice Midstream Partners	Elimination of Intersegment Transactions	Consolidated Total
Operating revenues:
Total operating revenues	$201,066	$9,188	$55,071	$(42,892)	$222,433
Total operating expenses	301,625	4,875	22,819	(29,637)	299,682
Operating (loss) income	$(100,559)	$4,313	$32,252	$(13,255)	$(77,249)

Capital expenditures for segment assets	$452,642	$74,142	$109,800	$(13,787)	$622,797
Depreciation, depletion and amortization	$132,256	$959	$6,038	$(532)	$138,721
The assets of the Company’s reportable segments were as follows as of June 30, 2016:

(in thousands)	Exploration and Production	Rice Midstream Holdings	Rice Midstream Partners	Elimination of Intersegment Transactions	Consolidated Total
Segment assets	$3,309,646	$398,357	$748,927	$(50,051)	$4,406,879
Goodwill	$—	$—	$39,142	$—	$39,142
The assets of the Company’s reportable segments were as follows as of December 31, 2015:

(in thousands)	Exploration and Production	Rice Midstream Holdings	Rice Midstream Partners	Elimination of Intersegment Transactions	Consolidated Total
Segment assets	$2,982,793	$300,148	$689,790	$(23,633)	$3,949,098
Goodwill	$—	$—	$39,142	$—	$39,142

7.	Commitments and Contingencies
On October 14, 2013, the Company entered into a Development Agreement and Area of Mutual Interest Agreement (collectively, the “Utica Development Agreements”) with Gulfport Energy Corporation (“Gulfport”) covering approximately 50,000 aggregate net acres in the Utica Shale in Belmont County, Ohio. Pursuant to the Utica Development Agreements, the Company had approximately 68.7% participating interest in acreage currently owned or to be acquired by the Company or Gulfport located within Goshen and Smith Townships (the “Northern Contract Area”) and an approximately 48.2% participating interest in acreage currently owned or to be acquired by the Company or Gulfport located within Wayne and Washington Townships (the “Southern Contract Area”), each within Belmont County, Ohio. The majority of the remaining participating interests are held by Gulfport. The participating interests of the Company and Gulfport in each of the Northern and Southern Contract Areas approximated the Company’s then-current relative acreage positions in each area.
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
The Company has commitments for gathering and firm transportation under existing contracts with third parties. Future payments under these contracts as of June 30, 2016 totaled $4.8 billion (remainder of 2016 - $61.0 million, 2017 - $137.7 million, 2018 - $197.7 million, 2019 - $222.6 million, 2020 - $222.4 million, 2021 - $222.0 million and thereafter - $3.7 billion).
The Company has two horizontal rigs under contract, both of which expire in 2017. The Company also has one tophole drilling rig under contract, which expires in 2018. Future payments under these contracts as of June 30, 2016 totaled $27.8 million (remainder of 2016 - $13.4 million, 2017 - $12.2 million and 2018 - $2.2 million). Any other rig performing work for the Company is performed on a well-by-well basis and therefore can be released without penalty at the conclusion of drilling on the current well, the costs of which have not been included in the amounts above. The values above represent the gross amounts that the Company is committed to pay without regard to its proportionate share based on its working interest.
The Company is involved in various litigation matters arising in the normal course of business. Management is not aware of any actions that are expected to have a material adverse effect on its financial position or results of operations.

8.	Mezzanine Equity
On February 17, 2016, the Company, Midstream Holdings and Rice Midstream GP Holdings LP, a Delaware limited partnership (“GP Holdings”) and subsidiary of Midstream Holdings, entered into a securities purchase agreement (the “Securities Purchase Agreement”) with EIG Energy Fund XVI, L.P., EIG Energy Fund XVI-E, L.P., and EIG Holdings (RICE) Partners, LP (collectively, the “Investors”) pursuant to which (i) Midstream Holdings agreed to issue and sell 375,000 Series B Units (“Series B Units”) with an aggregate liquidation preference of $375.0 million and (ii) GP Holdings agreed to issue and sell common units representing an 8.25% limited partner interest in GP Holdings (“GP Holdings Common Units”) for aggregate consideration of $375.0 million in a private placement (the “Midstream Holdings Investment”) exempt from the registration requirements under the Securities Act. In conjunction with the Securities Purchase Agreement, Midstream Holdings issued 1,000 Series A Units to Rice Energy Appalachia LLC, a wholly-owned subsidiary of the Company (“REA”). The Midstream Holdings Investment closed on February 22, 2016 (the “Closing Date”).
In connection with the closing, on February 22, 2016, (i) REA and the Investors entered into the Amended and Restated Limited Liability Company Agreement of Midstream Holdings, which defines the preferences, rights, powers and duties of holders of the Series B Units (the “LLC Agreement”) and (ii) Rice Midstream GP Management LLC (“GP Management”), as general partner of GP Holdings, and Midstream Holdings and the Investors, as limited partners, entered into the Amended and Restated Agreement of Limited Partnership of GP Holdings, which defines the preferences, rights, powers and duties of holders of the GP Holdings Common Units (the “GP Holdings A&R LPA”).
In connection with the Midstream Holdings Investment, Midstream Holdings received gross proceeds of $375.0 million less transaction fees and expenses of approximately $6.2 million. Midstream Holdings used approximately $69.0 million of the proceeds to reduce outstanding borrowings under the Midstream Holdings Revolving Credit Facility and $300.0 million was distributed to the Company.
Series B Units
Pursuant to the LLC Agreement, the Series B Units rank senior to all other equity interests in Midstream Holdings with respect to the payment of distributions and distribution of assets upon liquidation, dissolution and winding up. The Series B Units will pay quarterly distributions at a rate of 8% per annum, payable in cash or “in-kind” through the issuance of additional Series B Units, subject to certain exceptions, at Midstream Holdings’ option for the first two years, and in cash thereafter. Distributions are payable on January 1, April 1, July 1 and October 1 of each year that the Series B Units remain outstanding. For purposes of the April 1, 2016 quarterly distribution, the Company elected to distribute approximately 3,197 Series B Units to the Investors pursuant to the “in-kind” election option for its pro rata distribution in respect of the period from the Closing Date through March 31, 2016, in lieu of cash distributions of $3.2 million. For purposes of the July 1, 2016 quarterly distribution, the Company paid $3.6 million in cash in June 2016 and elected to distribute approximately 3,947 Series B Units in lieu of cash distributions of $3.9 million.
The Investors holding Series B Units have the option to require Midstream Holdings to redeem the Series B Units on or after the tenth anniversary of the Closing Date at an amount equal to $1,000 per Series B Unit plus any accrued and unpaid distributions (the “Liquidation Preference”). The Series B Units are subject to an optional cash redemption by Midstream Holdings after the third anniversary of the Closing Date, at an amount equal to the Liquidation Preference. If any of the Company, the Partnership or Midstream Holdings undergoes a Change in Control (as defined in the Securities Purchase Agreement), the Investors have the right to require Midstream Holdings to repurchase any or all of the Series B Units for cash, and Midstream Holdings has the right to repurchase any or all of the Series B Units for cash. The holders of the Series B units do not have the power to vote or dispose of the equity interest in the Partnership held by GP Holdings.
In relation to the Series B Units, the occurrence of certain events or violations of certain financial and non-financial restrictions will constitute “Triggering Events” that may result in various consequences, including additional restrictions on the activities of Midstream Holdings, including the termination of the Investor’s additional commitment, increases in the distribution rate, additional governance rights for the Investors and other measures depending on the applicable Triggering Event. As of June 30, 2016, the Company views the likelihood of the occurrence of a Triggering Event to be remote.
In the event that Midstream Holdings or GP Holdings pursues an initial public offering, Midstream Holdings may redeem the Series B Units at a redemption price equal to the Liquidation Preference on the date of the closing of the applicable initial public offering plus all additional distributions that would have otherwise been paid through the third anniversary of the Closing Date. Midstream Holdings may satisfy this redemption price in cash or common equity interests of the entity that completes an initial public offering. In the event of any liquidation and winding up of Midstream Holdings, profits and losses will be allocated to the holders of the Series B Units so that, to the maximum extent possible, the capital accounts of the Series B unitholders will equal the aggregate Liquidation Preference.
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
The Investors holding GP Holdings Common Units have tag-along rights in connection with a sale of the common equity interests in GP Holdings to a third-party. The holders of GP Holdings Common Units will have drag-along rights in connection with a sale of the majority of the common equity interests in GP Holdings to a third-party, subject to the achievement of an agreed-upon minimum return. If a qualifying initial public offering of GP Holdings is not consummated prior to the fifth anniversary of the Closing Date, the holders of the GP Holdings Common Units shall have the right to require GP Holdings to repurchase all of their GP Holdings Common Units for cash in an aggregate purchase price of $125.0 million. In the event of a Change in Control or a GP Change in Control (as each term is defined in the GP Holdings A&R LPA) of the Company, Midstream Holdings or GP Holdings, the Purchasers shall have the right to require GP Holdings to repurchase all of their GP Holdings Common Units for an aggregate purchase price of $125.0 million. The holders of the GP Holdings Common Units do not have the power to vote or dispose of the Partnership’s units held by GP Holdings.
In the event GP Holdings sells any of its assets, subject to certain exceptions, GP Holdings may only make distributions of such proceeds to the extent that GP Holdings meets certain requirements, including the requirement to retain a certain amount of cash or cash equivalents following the sale of such assets. In the event of any liquidation and winding up of GP Holdings, GP Management, in its capacity as general partner, will appoint a liquidator to wind up the affairs and make final distributions as provided for in the GP Holdings A&R LPA.
From September 30, 2016 until the eighteen-month anniversary of the closing of the Midstream Holdings Investment, upon the satisfaction of certain financial and operational metrics, Midstream Holdings has the right to require the Investors to purchase additional Series B Units and GP Holdings Common Units. Midstream Holdings may require the Investors to purchase at least $25.0 million of additional units on up to three occasions, up to a total aggregate amount of $125.0 million. Pursuant to the Securities Purchase Agreement, Midstream Holdings is required to pay the Investors a quarterly cash commitment fee of 2% per annum on any undrawn amounts of the additional $125.0 million commitment. The commitment fee paid in cash was approximately $0.9 million for the three months ended June 30, 2016. No additional units have been purchased by the Investors since the closing of the Midstream Holdings Investment.
As the Investors have an option to redeem the Series B Units and GP Holdings Common Units for cash at a future date, the proceeds from the redeemable noncontrolling interest (net of accretion and issuances costs and fees) are not considered to be a component of stockholder’s equity on the condensed consolidated balance sheet, and such Series B Units and GP Holdings Common Units are reported as mezzanine equity on the condensed consolidated balance sheet. The following table represents the value allocated to the Series B Units and GP Holdings Common Units at inception.

(in thousands)
At Inception
Noncontrolling interest in Series B Units	$341,661
Noncontrolling interest in GP Holdings Common Units	33,339
Less: issuance costs and fees	(6,233)
Carrying amount of redeemable noncontrolling interest at inception	$368,767

While the Series B Units are not currently redeemable, the initial value allocated to them will be accreted to their full redemption value through February 22, 2026 using the effective interest rate method, as it is considered probable that they will become redeemable. The following table represents detail of the balance of redeemable noncontrolling interest, net on the condensed consolidated balance sheet as of June 30, 2016.

(in thousands)
As of June 30, 2016
Face amount of Series B Units	$375,000
Plus: distributions paid in kind	3,197
Less: un-accreted discount	(32,656)
Carrying amount of noncontrolling interest in Series B Units	345,541
Plus: Noncontrolling interest in GP Holdings Common Units	33,339
Less: unamortized issuance costs and fees	(6,019)
Redeemable noncontrolling interest, net	$372,861

9.	Stockholders’ Equity
The Company’s Board of Directors did not declare or pay a dividend for the three months or six months ended June 30, 2016. On May 12, 2016, a cash distribution of $0.2100 per common and subordinated unit was paid by the Partnership to the Partnership’s unitholders related to the first quarter of 2016. On July 22, 2016, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders for the second quarter of 2016 of $0.2235 per common and subordinated unit. The cash distribution will be paid on August 11, 2016 to unitholders of record at the close of business on August 2, 2016. Also on August 11, 2016, a cash distribution of $0.1 million will be made to GP Holdings related to its incentive distribution rights in the Partnership based upon the achievement of the second target distribution in accordance with the partnership agreement.
On April 15, 2016, the Company issued and completed a public offering (the “April 2016 Equity Offering”) of an aggregate of 29,858,891 shares of common stock at $16.35 per share, which included 20,000,000 shares sold by the Company and 9,858,891 shares sold by NGP Holdings. On April 21, 2016, NGP Holdings sold an additional 4,478,834 shares of common stock pursuant to the exercise of the underwriter’s option to purchase additional shares. After deducting underwriting discounts and commissions of $15.0 million and transaction costs, the Company received net proceeds of $311.8 million. The Company received no proceeds from the sale of shares by NGP Holdings. The previously contemplated acquisition of the Marcellus and Utica assets in central Greene County, Pennsylvania from a subsidiary of Alpha Natural Resources, Inc. for $200.0 million, which was to be funded by the net proceeds, was not consummated, and, as a result, the Company intends to use the net proceeds of the April 2016 Equity Offering for general corporate purposes, which may include funding a portion of its 2017 capital budget.

10.	Incentive Units
In connection with the Company’s initial public offering (“IPO”) and the related corporate reorganization, the REA incentive unit holders contributed their REA incentive units to NGP Holdings and Rice Energy Holdings LLC (“Rice Holdings”) in return for (i) incentive units in such entities that, in the aggregate, were substantially similar to the REA incentive units they previously held and (ii) shares of common stock in the amount of $3.4 million related to the extinguishment of the incentive burden attributable to Mr. Daniel J. Rice III. No payments were made in respect of incentive units prior to the completion of the Company’s IPO. As a result of the IPO, the payment likelihood related to the NGP Holdings and Rice Holdings incentive units was deemed probable, requiring the Company to recognize compensation expense. The compensation expense related to these interests is treated as additional paid in capital from NGP Holdings and Rice Holdings in the Company’s financial statements and is not deductible for federal or state income tax purposes. The compensation expense recognized is a non-cash charge, with the settlement obligation resting on NGP Holdings and Rice Holdings, and as such, the incentive units are not dilutive to Rice Energy Inc.
NGP Holdings
The NGP Holdings incentive units are considered a liability-based award and are adjusted to fair market value on a quarterly basis until all payments have been made. As a result of NGP’s sale of its remaining shares of the Company’s common stock in connection with the Company’s April 2016 Equity Offering, NGP Holdings paid approximately $47.5 million to holders of certain classes of NGP Holdings incentive units which resulted in the settlement of the remaining NGP Holdings incentive unit obligation. As such, the total life-to-date expense attributable to the NGP Holdings incentive units was adjusted to equal the cumulative cash payments made by NGP Holdings to NGP Holdings incentive unit holders. Therefore, the Company recognized

$9.0 million and $27.3 million of compensation expense for the three and six months ended June 30, 2016, respectively, as compared to $(10.6) million and $(0.8) million of non-cash compensation expense for the three and six months ended June 30, 2015, respectively. No future expense will be recognized related to the NGP Holdings incentive units as a result of the April 2016 settlement of the remaining NGP Holdings incentive unit obligation.
Rice Holdings
The Rice Holdings incentive units are considered an equity-based award with the fair value of the award determined at the grant date and amortized over the service period of the award using the straight-line method. Compensation expense relative to the Rice Holdings incentive units was $5.9 million and $11.7 million for the three and six months ended June 30, 2016, respectively, and $7.0 million (including $1.9 million related to changes in certain service condition assumptions) and $20.7 million (including $11.1 million related to changes in certain service condition assumptions) for the three and six months ended June 30, 2015, respectively. The Company will recognize approximately $27.5 million of additional compensation expense over the remaining expected service period related to the Rice Holdings incentive units.
In August 2014, the triggering event for the Rice Holdings incentive units was achieved. As a result, in September 2014 and September 2015, Rice Holdings distributed one quarter and one third, respectively, of its then-remaining assets (consisting solely of shares of the Company’s common stock) to its members pursuant to the terms of its limited liability company agreement. In addition, in September 2016 and 2017, Rice Holdings will distribute one half and all, respectively, of its then-remaining assets (consisting solely of shares of the Company’s common stock) to its members pursuant to the terms of its limited liability company agreement.  As a result, over time, the shares of the Company’s common stock held by Rice Holdings will be transferred in their entirety to the members of Rice Holdings.
Combined
Total combined compensation expense attributable to the incentive units was $14.8 million and $39.0 million for the three and six months ended June 30, 2016, respectively, and $23.1 million and $46.6 million for the three and six months ended June 30, 2015, respectively.
Three tranches of the incentive units have a time vesting feature. A roll forward of those units from December 31, 2015 to June 30, 2016 is included below.

Vested Units Balance, December 31, 2015	2,828,199
Vested During Period	1,171,801
Forfeited During Period	—
Granted During Period	—
Canceled During Period	—
Vested Units Balance, June 30, 2016	4,000,000
Two tranches of the incentive units do not have a time vesting feature, and their payouts are triggered upon a future payment condition. As such, none of these awards have vested as of June 30, 2016.

11.	Variable Interest Entities
Pursuant to an evaluation performed upon adoption of Accounting Standards Update (“ASU”) 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” the Company has concluded that the Partnership, GP Holdings and Strike Force Midstream LLC, a subsidiary of Midstream Holdings and Gulfport Midstream Holdings, LLC (“Strike Force Midstream”), each meet the criteria for variable interest entity (“VIE”) classification, as described in further detail below.
Rice Midstream Partners LP
The Company evaluated the Partnership for consolidation and determined the Partnership to be a VIE. The Company determined that the primary beneficiary of the Partnership is GP Holdings. Midstream Holdings holds a significant indirect interest in the Partnership through its ownership of a 91.75% limited liability partnership interest in GP Holdings, which owns an approximate 33% limited partner interest in the Partnership, and through ownership of its wholly-owned subsidiary Rice Midstream Management LLC (the “GP”), which holds all of the substantive voting and participating rights in the Partnership. As a result, the related party group of GP Holdings and the GP collectively hold the power to direct the activities of the Partnership that most significantly impact the Partnership’s economic performance and the obligation to absorb losses or the right to receive benefits from the Partnership that could potentially be significant to the Partnership.
As of June 30, 2016, the Company consolidates the Partnership, recording noncontrolling interest related to the net income of the Partnership attributable to its public unitholders. The following table presents summary information of assets and liabilities of the Partnership that is included in the Company’s condensed consolidated balance sheets that are for the use or obligation of the Partnership.

(in thousands)	June 30, 2016	December 31, 2015
Assets (liabilities):
Cash	$15,323	$7,597
Accounts receivable	11,148	9,926
Other current assets	146	192
Property and equipment, net	622,551	578,026
Goodwill and intangible assets, net	84,491	85,301
Deferred financing costs, net	2,021	2,310
Accounts payable	(3,221)	(13,484)
Accrued capital expenditures	(6,684)	(15,277)
Other current liabilities	(9,387)	(3,067)
Long-term debt	—	(143,000)
Other long-term liabilities	(3,346)	(3,128)
The following table presents summary information of the Partnership’s financial performance included in the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015, inclusive of affiliate amounts.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Operating revenues	$46,547	$28,560	$101,090	$55,071
Operating expenses	17,547	11,794	36,473	22,819
Net income	27,936	13,790	62,362	26,714

Net cash provided by operating activities			$74,664	$47,870
Net cash used in investing activities			(75,019)	(109,800)
Net cash provided by financing activities			8,081	35,438
The following table presents the Company’s change in limited partner ownership of the Partnership for the periods presented.

As of:	Partnership units owned by GP Holdings (Common and Subordinated)	Total Partnership Units Outstanding	GP Holdings % Ownership in the Partnership	% Ownership in the Partnership Retained by the Company
January 1, 2015 and June 30, 2015	28,757,246	57,507,246	50%	50%
December 31, 2015	28,757,246	70,917,372	41%	41%
June 30, 2016	28,757,246	81,170,847	35%	33%
Rice Midstream GP Holdings LP
The Company evaluated GP Holdings for consolidation and determined GP Holdings to be a VIE. The Company determined that the primary beneficiary of GP Holdings is Midstream Holdings. Midstream Holdings holds a 91.75% limited partnership interest in GP Holdings and Rice Midstream GP Management LLC (“GP Management”), the general partner of GP Holdings and wholly-owned subsidiary of Midstream Holdings, holds all of the substantive voting and participating rights to direct the activities of GP Holdings. As a result, the related party group of Midstream Holdings and GP Management collectively hold the power to direct the activities of GP Holdings that most significantly impact GP Holdings’ economic performance and the obligation to absorb losses or the right to receive benefits from GP Holdings that could potentially be significant to GP Holdings.
As of June 30, 2016, the Company consolidates GP Holdings, recording noncontrolling interest related to the ownership interests of GP Holdings attributable to the Investors. GP Holdings has no significant assets, liabilities or operations other than consolidation of the Partnership, detailed in the tables above.
Strike Force Midstream Holdings LLC
On February 1, 2016, Strike Force Midstream Holdings LLC (“Strike Force Holdings”), a wholly-owned subsidiary of Midstream Holdings, and Gulfport Midstream Holdings, LLC (“Gulfport Midstream”), a wholly-owned subsidiary of Gulfport, entered into an Amended and Restated Limited Liability Company Agreement (the “Strike Force LLC Agreement”) of Strike Force Midstream to engage in the natural gas midstream business in approximately 319,000 acres in Belmont and Monroe Counties, Ohio. Under the terms of the Strike Force LLC Agreement, Strike Force Holdings made an initial contribution to Strike Force Midstream of certain pipelines, facilities and rights of way and cash in the amount of $41.0 million in exchange for a 75% membership interest in Strike Force Midstream. Gulfport Midstream made an initial contribution of a gathering system and related assets in exchange for a 25% membership interest in Strike Force Midstream. The assets contributed by Gulfport Midstream have a preliminary fair value of $22.5 million which was determined using Level 3 valuation inputs included in the discounted cash flow method within the income approach. The income approach includes estimates and assumptions related to future throughput volumes, operating costs, capital spending and changes in working capital. Estimating the fair value of these assets required judgment and determining the fair value is sensitive to changes in assumptions. Additionally, on February 1, 2016, Strike Force Midstream and Strike Force Holdings entered into a services agreement whereby Strike Force Holdings will provide all of the services necessary to operate, manage and maintain Strike Force Midstream.
The Company evaluated Strike Force Midstream for consolidation and determined Strike Force Midstream to be a VIE. Strike Force Holdings was determined to be the primary beneficiary as a result of its power to direct the activities of Strike Force Midstream that most significantly impact Strike Force Midstream’s economic performance and the obligation to absorb losses or the right to receive benefits through its 75% membership interest in Strike Force Midstream.
As of June 30, 2016, the Company consolidates Strike Force Midstream, recording noncontrolling interest related to the ownership interests of Strike Force Midstream attributable to Gulfport Midstream. The following table presents summary information of assets and liabilities of Strike Force Midstream that is included in the Company’s condensed consolidated balance sheet that are for the use or obligation of Strike Force Midstream.

(in thousands)	June 30, 2016
Assets (liabilities):
Cash	$34,133
Accounts receivable	314
Property and equipment, net	77,291
Accounts payable	(1,935)
Accrued capital expenditures	(7,434)
Other current liabilities	(1,079)
The following table presents summary information for Strike Force Midstream’s financial performance included in the condensed consolidated statement of operations for the three and six months ended June 30, 2016 and cash flows for the six months ended June 30, 2016, inclusive of affiliate amounts.

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2016	June 30, 2016
Operating revenues	$2,264	$2,883
Operating expenses	1,527	2,415
Net loss	737	468

Net cash used in operating activities		$(791)
Net cash used in investing activities		(18,076)
Net cash provided by financing activities		53,000

12.	Stock-Based Compensation
From time to time, the Company grants stock-based compensation awards to certain non-employee directors and employees under the Company’s long-term incentive plan (the “LTIP”). Pursuant to the LTIP, the aggregate maximum number of shares of the Company’s common stock issued under the LTIP may not exceed 17,500,000 shares. The Company has granted both restricted stock units, which vest upon the passage of time, and performance stock units, which vest based upon attainment of specified Company performance criteria. During the three and six months ended June 30, 2016, the Company granted approximately 0.2 million and 1.3 million restricted stock units, respectively, which are expected to vest ratably over approximately one to three years. During the six months ended June 30, 2016, the Company granted approximately 1.0 million of performance stock units, which are expected to cliff vest over approximately three years. Stock-based compensation cost related to awards under the LTIP was $5.2 million and $9.2 million for the three and six months ended June 30, 2016, respectively, and $3.2 million and $5.5 million for the three and six months ended June 30, 2015, respectively. As of June 30, 2016, the Company has unrecognized compensation cost related to LTIP awards of $34.8 million which will be recognized over a period of one to three years.
Additionally, from time to time, phantom unit awards are granted under the Rice Midstream Partners LP 2014 Long Term Incentive Plan to certain non-employee directors of the Partnership and executive officers and employees of the Company that provide services to the Partnership under an omnibus agreement. No such awards were granted during the three and six months ended June 30, 2016. The Partnership recorded $1.1 million and $2.2 million of equity-based compensation cost related to previously issued awards in the three and six months ended June 30, 2016, respectively, and $1.0 million and $2.0 million for the three and six months ended June 30, 2015, respectively. As of June 30, 2016, the Partnership has unrecognized compensation cost related to these awards of $1.5 million which will be recognized over a period of one year.
Further information on stock-based compensation recorded in the condensed consolidated financial statements is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
General and administrative expense	$6,149	$4,212	$10,789	$7,467
Lease operating and midstream operation and maintenance expense	83	—	253	—
Property, plant and equipment, net	63	—	263	—
Total cost of stock-based compensation plans	$6,295	$4,212	$11,305	$7,467

13.	Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share takes into account the dilutive effect of potential common stock that could be issued by the Company in conjunction with stock awards that have been granted to directors and employees. The following is a calculation of the basic and diluted weighted-average number of shares of common stock outstanding and EPS for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2016	2015	2016	2015
Income (numerator):
Net loss attributable to Rice Energy Inc.	$(156,686)	$(69,683)	$(174,274)	$(69,530)
Less: Preferred dividends on redeemable noncontrolling interest	(7,587)	—	(10,719)	—
Less: Accretion of redeemable noncontrolling interest	(357)	—	(683)	—
Net loss available to common stockholders	$(164,630)	$(69,683)	$(185,676)	$(69,530)

Weighted-average number of shares of common stock (denominator):
Basic	153,203,901	136,315,882	144,811,902	136,303,914
Diluted	153,203,901	136,315,882	144,811,902	136,303,914

Loss per share:
Basic	$(1.07)	$(0.51)	$(1.28)	$(0.51)
Diluted	$(1.07)	$(0.51)	$(1.28)	$(0.51)
For the three and six months ended June 30, 2016, 1,528,234 and 807,511 shares, respectively, attributable to equity awards were not included in the diluted earnings per share calculation as the Company incurred a net loss for the periods presented herein. For the three and six months ended June 30, 2015, 284,829 and 170,413 shares, respectively, attributable to equity awards were not included in the diluted earnings per share calculation as the Company incurred a net loss for the periods presented herein.

14.	Income Taxes
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

Tax benefit for the three and six months ended June 30, 2016 was $120.5 million and $126.9 million, respectively, resulting in an effective tax rate of approximately 46% and 48%, respectively. The tax benefit for the three and six months ended June 30, 2015 was $10.0 million and $1.5 million, respectively, resulting in an effective tax rate of approximately 14% and 2%, respectively. The effective tax rate for the three and six months ended June 30, 2016 and 2015 differs from the statutory rate due principally to nondeductible incentive unit expense and the portion of the Partnership’s earnings allocated to its noncontrolling public limited partners.
Based on management’s analysis, the Company did not have any uncertain tax positions as of June 30, 2016.
The assignment of the common and subordinated units in the Midstream Holdings Investment resulted in the sale or exchange of more than 50 percent of its capital and profits interests of the Partnership within 12 months. Accordingly, the Partnership is considered to have “technically terminated” as a partnership for U.S. federal income tax purposes. The technical termination will not affect the Partnership’s consolidated financial statements, nor will it affect the Partnership’s classification as a partnership or the nature or extent of its “qualifying income” for U.S. federal income tax purposes. The taxable year for all unitholders ended on February 22, 2016 and will result in a deferral of depreciation deductions that were otherwise allowable in computing the taxable income of the Partnership’s unitholders for the period from January 1, 2016 through February 22, 2016.

15.	New Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU No. 2014-09. The FASB created Topic 606 which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. ASU 2014-09 will enhance comparability of revenue recognition practices across entities, industries and capital markets compared to existing guidance. Additionally, ASU 2014-09 will reduce the number of requirements which an entity must consider in recognizing revenue, as this update will replace multiple locations for guidance. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing.” In May 2016, the FASB issued ASU 2016-11, “Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) – Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) – Narrow Scope Improvements and Practical Expedients.” These updates do not change the core principle of the guidance in Topic 606 (as amended by ASU 2014-09), but rather provide further guidance with respect to the implementation of ASU 2014-09. The effective date for ASU 2016-10, 2016-11, 2016-12 and ASU 2014-09, as amended by ASU 2015-14, is for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet selected a transition method and is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.
In April 2015, the FASB issued ASU, 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplification of Debt Issuance Costs.” ASU 2015-03 was issued to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. ASU 2015-03 is effective for periods beginning after December 15, 2015. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” ASU 2015-15 clarifies the guidance in ASU 2015-03 regarding presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The SEC staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted ASU 2015-03 in the first quarter of 2016 and presents debt issuance costs associated with its Notes as a deduction from the carrying amount of the Notes. The Company also adopted ASU 2015-15 in the first quarter and presents debt issuance costs associated with the Company’s revolving credit facilities as deferred financing costs, net in its unaudited condensed consolidated balance sheets. The Company has retrospectively applied the guidance in ASU 2015-03 and ASU 2015-15, which resulted in the reclassification of $19.7 million of deferred financing costs related to the Notes from deferred financing costs, net, to long-term debt on the condensed consolidated balance sheet at December 31, 2015.
In February 2016, the FASB issued ASU, 2016-02, “Leases (Topic 842)” ASU 2016-02 which requires, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 affects entities that issue share-based payment awards to their employees. ASU 2016-09 is designed to simplify several aspects of accounting for share-based payment award transactions, including: (a) income tax consequences, (b) classification of awards as either equity or liabilities, (c) classification on the statement of cash flows and (d) forfeiture rate calculations. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

16.	Guarantor Financial Information
On April 25, 2014, the Company issued $900.0 million in aggregate principal amount of the 2022 Notes and on March 26, 2015, the Company issued $400.0 million in aggregate principal amount of the 2023 Notes. The obligations under the Notes are fully and unconditionally guaranteed by the Guarantors, subject to release provisions described in Note 4. The Company’s subsidiaries that constitute its Rice Midstream Holdings segment and Rice Midstream Partners segment are unrestricted subsidiaries under the indentures governing the Notes and consequently are not Guarantors. In accordance with positions established by the SEC, the following shows separate financial information with respect to the Company, the Guarantors and the non-guarantor subsidiaries. The principal elimination entries eliminate investment in subsidiaries and certain intercompany balances and transactions.

Condensed Consolidated Balance Sheet as of June 30, 2016
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash	$440,038	$72,129	$53,347	$—	$565,514
Accounts receivable	57	160,692	14,774	—	175,523
Receivable from affiliates	18,476	—	13,557	(30,741)	1,292
Prepaid expenses and other assets	4,488	1,321	247	—	6,056
Derivative assets	1,816	29,904	—	—	31,720
Total current assets	464,875	264,046	81,925	(30,741)	780,105

Investments in (advances from) subsidiaries	2,220,008	(210,947)	—	(2,009,061)	—
Gas collateral account	—	3,995	112	—	4,107
Property, plant and equipment, net	34,040	2,554,321	975,914	(49,516)	3,514,759
Deferred financing costs, net	3,272	—	4,842	—	8,114
Goodwill	—	—	39,142	—	39,142
Intangible assets, net	—	—	45,349	—	45,349
Other non-current assets	2,811	12,491	1	—	15,303
Total assets	$2,725,006	$2,623,906	$1,147,285	$(2,089,318)	$4,406,879

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,565	$9,947	$7,958	$—	$19,470
Royalties payables	—	41,186	—	—	41,186
Accrued capital expenditures	—	60,141	19,221	—	79,362
Accrued interest	14,208	—	40	—	14,248
Leasehold payables	—	8,295	—	—	8,295
Payable to affiliate	—	30,741	—	(30,741)	—
Other accrued liabilities	24,356	32,030	14,578	—	70,964
Total current liabilities	40,129	182,340	41,797	(30,741)	233,525

Long-term liabilities:
Long-term debt	1,277,684	—	25,000	—	1,302,684
Leasehold payable	—	2,803	—	—	2,803
Deferred tax (benefit) liabilities	(125,174)	210,463	59,828	—	145,117
Other long-term liabilities	33,272	8,292	3,346	—	44,910
Total liabilities	1,225,911	403,898	129,971	(30,741)	1,729,039
Mezzanine equity:
Redeemable noncontrolling interest	—	—	372,861	—	372,861
Stockholders’ equity before noncontrolling interest	1,499,095	2,220,008	(210,947)	(2,058,577)	1,449,579
Noncontrolling interest	—	—	855,400	—	855,400
Total liabilities and stockholders’ equity	$2,725,006	$2,623,906	$1,147,285	$(2,089,318)	$4,406,879

Condensed Consolidated Balance Sheet as of December 31, 2015
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash	$78,474	$57,800	$15,627	$—	$151,901
Accounts receivable	147	140,493	14,174	—	154,814
Receivable from affiliates	27,670	—	4,501	(32,171)	—
Prepaid expenses, deposits and other assets	4,377	817	294	—	5,488
Derivative instruments	47,262	139,698	—	—	186,960
Total current assets	157,930	338,808	34,596	(32,171)	499,163

Investments in subsidiaries	2,378,293	113,268	—	(2,491,561)	—
Gas collateral account	—	3,995	82	—	4,077
Property, plant and equipment, net	21,442	2,382,878	865,043	(26,232)	3,243,131
Deferred financing costs, net	3,896	—	4,915	—	8,811
Goodwill	—	—	39,142	—	39,142
Intangible assets, net	—	—	46,159	—	46,159
Other non-current assets	32,590	76,025	—	—	108,615
Total assets	$2,594,151	$2,914,974	$989,937	$(2,549,964)	$3,949,098

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,178	$48,191	$31,184	$—	$83,553
Royalties payables	—	40,572	—	—	40,572
Accrued capital expenditures	—	45,240	34,507	—	79,747
Leasehold payables	—	17,338	—	—	17,338
Other accrued liabilities	36,286	71,649	3,367	(32,171)	79,131
Total current liabilities	40,464	222,990	69,058	(32,171)	300,341

Long-term liabilities:
Long-term debt	1,275,790	—	160,000	—	1,435,790
Leasehold payable	—	6,289	—	—	6,289
Deferred tax liabilities	47,667	299,741	19,911	(95,331)	271,988
Other long-term liabilities	19,432	7,661	3,129	—	30,222
Total liabilities	1,383,353	536,681	252,098	(127,502)	2,044,630
Stockholders’ equity before noncontrolling interest	1,210,798	2,378,293	113,268	(2,422,462)	1,279,897
Noncontrolling interest	—	—	624,571	—	624,571
Total liabilities and stockholders’ equity	$2,594,151	$2,914,974	$989,937	$(2,549,964)	$3,949,098

Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2016
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Natural gas, oil and NGL sales	$—	$122,312	$—	$—	$122,312
Gathering, compression and water distribution	—	—	58,420	(34,692)	23,728
Other revenue	—	9,958	—	—	9,958
Total operating revenues	—	132,270	58,420	(34,692)	155,998

Operating expenses:
Lease operating	—	9,038	—	—	9,038
Gathering, compression and transportation	—	51,307	—	(24,138)	27,169
Production taxes and impact fees	—	2,659	—	—	2,659
Exploration	—	5,548	—	—	5,548
Midstream operation and maintenance	—	—	4,602	(47)	4,555
Incentive unit income	—	14,141	699	—	14,840
Acquisition expense	—	—	84	—	84
General and administrative	—	18,413	10,859	—	29,272
Depreciation, depletion and amortization	—	79,516	8,412	(3,176)	84,752
Amortization of intangible assets	—	—	403	—	403
Other expense	—	11,096	361	—	11,457
Total operating expenses	—	191,718	25,420	(27,361)	189,777

Operating (loss) income	—	(59,448)	33,000	(7,331)	(33,779)
Interest expense	(22,853)	(24)	(1,925)	—	(24,802)
Other income	558	1,991	—	—	2,549
Gain on derivative instruments	(75,167)	(126,388)	—	—	(201,555)
Amortization of deferred financing costs	(1,122)	—	(496)	—	(1,618)
Equity income (loss) in affiliate	(198,205)	(50,201)	—	248,406	—
Income (loss) before income taxes	(296,789)	(234,070)	30,579	241,075	(259,205)
Income tax benefit (expense)	120,496	32,689	(52,296)	19,607	120,496
Net income (loss)	(176,293)	(201,381)	(21,717)	260,682	(138,709)
Less: Net income attributable to the noncontrolling interests	—	—	(17,977)	—	(17,977)
Net income (loss) attributable to Rice Energy	(176,293)	(201,381)	(39,694)	260,682	(156,686)
Less: accretion and preferred dividends on redeemable noncontrolling interests	—	—	(7,944)	—	(7,944)
Net income (loss) attributable to Rice Energy Inc. common stockholders	$(176,293)	$(201,381)	$(47,638)	$260,682	$(164,630)

Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2015
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Natural gas, oil and NGL sales	$—	$100,890	$—	$—	$100,890
Gathering, compression and water distribution	—	—	34,812	(23,246)	11,566
Other revenue	—	438	—	—	438
Total operating revenues	—	101,328	34,812	(23,246)	112,894

Operating expenses:
Lease operating	—	11,090	—	—	11,090
Gathering, compression and transportation	—	32,691	—	(15,849)	16,842
Production taxes and impact fees	—	1,694	—	—	1,694
Exploration	—	212	144	—	356
Midstream operation and maintenance	—	—	2,801	—	2,801
Incentive unit expense	—	21,885	1,214	—	23,099
General and administrative	—	19,127	5,510	—	24,637
Depreciation, depletion and amortization	—	73,119	3,553	(532)	76,140
Amortization of intangible assets	—	—	408	—	408
Other expense	—	1,159	839	—	1,998
Total operating expenses	—	160,977	14,469	(16,381)	159,065

Operating (loss) income	—	(59,649)	20,343	(6,865)	(46,171)
Interest expense	(22,381)	(18)	(960)	—	(23,359)
Other income	261	774	—	—	1,035
Gain on derivative instruments	(4,866)	1,156	—	—	(3,710)
Amortization of deferred financing costs	(1,054)	—	(252)	—	(1,306)
Equity (loss) income of joint ventures	(62,845)	912	—	61,933	—
(Loss) income before income taxes	(90,885)	(56,825)	19,131	55,068	(73,511)
Income tax benefit (expense)	9,992	(6,020)	(5,189)	11,209	9,992
Net (loss) income	(80,893)	(62,845)	13,942	66,277	(63,519)
Less: Net income attributable to the noncontrolling interests	—	—	(6,164)	—	(6,164)
Net (loss) income attributable to Rice Energy	$(80,893)	$(62,845)	$7,778	$66,277	$(69,683)

Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2016
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Natural gas, oil and NGL sales	$—	$234,754	$—	$—	$234,754
Gathering, compression and water distribution	—	—	123,614	(75,334)	48,280
Other revenue	—	12,906	—	—	12,906
Total operating revenues	—	247,660	123,614	(75,334)	295,940

Operating expenses:
Lease operating	—	20,109	—	—	20,109
Gathering, compression and transportation	—	99,510	—	(44,209)	55,301
Production taxes and impact fees	—	4,310	—	—	4,310
Exploration	—	6,538	—	—	6,538
Midstream operation and maintenance	—	—	14,224	(47)	14,177
Incentive unit income	—	37,012	1,970	—	38,982
Acquisition expense	—	—	556	—	556
Impairment of fixed assets	—	2,595	—	—	2,595
General and administrative	—	34,854	19,291	—	54,145
Depreciation, depletion and amortization	—	154,472	14,871	(5,406)	163,937
Amortization of intangible assets	—	—	811	—	811
Other expense	—	15,499	149	—	15,648
Total operating expenses	—	374,899	51,872	(49,662)	377,109

Operating (loss) income	—	(127,239)	71,742	(25,672)	(81,169)
Interest expense	(45,616)	(34)	(3,673)	—	(49,323)
Other income	748	2,013	1	—	2,762
Gain on derivative instruments	(59,040)	(72,336)	—	—	(131,376)
Amortization of deferred financing costs	(2,287)	—	(882)	—	(3,169)
Equity income (loss) in affiliate	(185,508)	(42,677)	—	228,185	—
Income (loss) before income taxes	(291,703)	(240,273)	67,188	202,513	(262,275)
Income tax benefit (expense)	126,871	49,360	(39,918)	(9,442)	126,871
Net income (loss)	(164,832)	(190,913)	27,270	193,071	(135,404)
Less: Net income attributable to the noncontrolling interests	—	—	(38,870)	—	(38,870)
Net income (loss) attributable to Rice Energy	(164,832)	(190,913)	(11,600)	193,071	(174,274)
Less: accretion and preferred dividends on redeemable noncontrolling interests	—	—	(11,402)	—	(11,402)
Net income (loss) attributable to Rice Energy Inc. common stockholders	$(164,832)	$(190,913)	$(23,002)	$193,071	$(185,676)

Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2015
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Natural gas, oil and NGL sales	$—	$197,802	$—	$—	$197,802
Gathering, compression and water distribution	—	—	64,259	(42,892)	21,367
Other revenue	—	3,264	—	—	3,264
Total operating revenues	—	201,066	64,259	(42,892)	222,433

Operating expenses:
Lease operating	—	22,681	—	—	22,681
Gathering, compression and transportation	—	60,367	—	(29,105)	31,262
Production taxes and impact fees	—	3,148	—	—	3,148
Exploration	—	951	144	—	1,095
Midstream operation and maintenance	—	—	6,132	—	6,132
Incentive unit expense	—	44,383	2,174	—	46,557
General and administrative	—	34,645	10,736	—	45,381
Depreciation, depletion and amortization	—	132,256	6,997	(532)	138,721
Amortization of intangible assets	—	—	816	—	816
Other expense	—	3,050	839	—	3,889
Total operating expenses	—	301,481	27,838	(29,637)	299,682

Operating (loss) income	—	(100,415)	36,421	(13,255)	(77,249)
Interest expense	(37,806)	(50)	(1,632)	—	(39,488)
Other income	355	832	9	—	1,196
Gain on derivative instruments	9,099	48,558	—	—	57,657
Amortization of deferred financing costs	(1,906)	—	(503)	—	(2,409)
Equity (loss) income of joint ventures	(69,570)	60	—	69,510	—
(Loss) income before income taxes	(99,828)	(51,015)	34,295	56,255	(60,293)
Income tax benefit (expense)	1,462	(18,555)	(10,279)	28,834	1,462
Net (loss) income	(98,366)	(69,570)	24,016	85,089	(58,831)
Less: Net income attributable to the noncontrolling interests	—	—	(10,699)	—	(10,699)
Net (loss) income attributable to Rice Energy	$(98,366)	$(69,570)	$13,317	$85,089	$(69,530)

Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2016
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(4,435)	$155,442	$82,964	$(31,077)	$202,894

Capital expenditures for property and equipment	(8,045)	(378,275)	(129,286)	31,077	(484,529)
Acquisition of midstream assets	—	—	(7,744)	—	(7,744)
Investment in subsidiaries	62,838	300,000	—	(362,838)	—
Net cash provided by (used in) investing activities	54,793	(78,275)	(137,030)	(331,761)	(492,273)

Proceeds from borrowings	—	—	120,000	—	120,000
Repayments of debt obligations	(690)	—	(255,000)	—	(255,690)
Debt issuance costs	32	—	(701)	—	(669)
Shares of common stock issued in April 2016 offering, net of offering costs	311,764	—	—	—	311,764
Common units issued in the Partnership's June 2016 offering, net of offering costs	—	—	164,150	—	164,150
Common units issued in the Partnership's ATM program, net of offering costs	—	—	15,782	—	15,782
Distributions to the Partnership’s public unitholders	—	—	(17,636)	—	(17,636)
Proceeds from issuance of mezzanine equity, net of offering costs	—	—	368,767	—	368,767
Preferred dividends to mezzanine equity holders	—	—	(3,576)	—	(3,576)
Proceeds from conversion of warrants	100	—	—	—	100
Parent distributions, net	—	(62,838)	(300,000)	362,838	—
Net cash (used in) provided by financing activities	311,206	(62,838)	91,786	362,838	702,992

Net increase in cash	361,564	14,329	37,720	—	413,613
Cash, beginning of year	78,474	57,800	15,627	—	151,901
Cash, end of period	$440,038	$72,129	$53,347	$—	$565,514

Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2015
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(70,784)	$182,183	$7,321	$(13,787)	$104,933

Capital expenditures for property and equipment	(1,341)	(451,301)	(183,942)	13,787	(622,797)
Proceeds from sale of interest in gas properties	—	10,201	—	—	10,201
Investment in subsidiaries	(335,385)	(28,973)	—	364,358	—
Net cash (used in) provided by investing activities	(336,726)	(470,073)	(183,942)	378,145	(612,596)

Proceeds from borrowings	411,932	—	127,000	—	538,932
Repayments of debt obligations	(15,394)	(697)	—	—	(16,091)
Debt issuance costs	(8,505)	—	(21)	—	(8,526)
Offering costs related to the Partnership’s IPO	—	—	(129)	—	(129)
Distributions to the Partnership’s public unitholders	—	—	(5,977)	—	(5,977)
Parent distributions, net	—	335,385	28,973	(364,358)	—
Net cash provided by (used in) financing activities	388,033	334,688	149,846	(364,358)	508,209

Net (decrease) increase in cash	(19,477)	46,798	(26,775)	—	546
Cash, beginning of year	181,835	41,934	32,361	—	256,130
Cash, end of period	$162,358	$88,732	$5,586	$—	$256,676

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
Overview
Rice Energy is an independent natural gas and oil company engaged in the acquisition, exploration and development of natural gas, oil and NGL properties in the Appalachian Basin. We manage our business in three operating segments, which are managed separately due to their distinct operational differences - the Exploration and Production segment, the Rice Midstream Holdings segment and the Rice Midstream Partners segment. The Exploration and Production segment is responsible for the acquisition, exploration and development of natural gas, oil and NGL properties in the Appalachian Basin. The Rice Midstream Holdings segment is engaged in the gathering and compression of natural gas, oil and NGL production in Belmont and Monroe counties, Ohio. The Rice Midstream Partners segment is engaged in the gathering and compression of natural gas, oil and NGL production in Washington and Greene counties, Pennsylvania, and in the provision of water services to support the well completion services of us and third parties in Washington and Greene counties, Pennsylvania and Belmont County, Ohio.
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
The following table provides detail of our operating revenues from the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Natural gas sales	$121,312	$98,885	$232,866	$193,605
Oil and NGL sales	1,000	2,005	1,888	4,197
Gathering, compression and water services	23,728	11,566	48,280	21,367
Other revenue	9,958	438	12,906	3,264
Total operating revenues	$155,998	$112,894	$295,940	$222,433

NYMEX Henry Hub prompt month contract prices are widely-used benchmarks in the pricing of natural gas. The following table provides the high and low prices for NYMEX Henry Hub prompt month contract prices and our differential to the average of those benchmark prices for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NYMEX Henry Hub High ($/MMBtu)	$2.93	$3.07	$2.93	$3.30
NYMEX Henry Hub Low ($/MMBtu)	$1.71	$2.49	$1.64	$2.49

NYMEX Henry Hub Price ($/MMBtu)	$1.95	$2.72	$2.02	$2.80
Less: Average Basis Impact ($/MMBtu)	(0.27)	(0.74)	(0.31)	(0.67)
Plus: Btu Uplift (MMBtu/Mcf)	0.09	0.10	0.08	0.10
Pre-Hedge Realized Price ($/Mcf)	$1.77	$2.08	$1.79	$2.23
Consolidated Results of Operations
Below are some highlights of our financial and operating results for the three and six months ended June 30, 2016 and 2015:

•
Our natural gas, oil and NGL sales were $122.3 million and $100.9 million in the three months ended June 30, 2016 and 2015, respectively, and $234.8 million and $197.8 million in the six months ended June 30, 2016 and 2015, respectively.

•
Our production volumes were 68,946 MMcfe and 48,099 MMcfe in the three months ended June 30, 2016 and 2015, respectively, and 130,325 MMcfe and 87,720 MMcfe in the six months ended June 30, 2016 and 2015, respectively.

•
Our gathering, compression and water distribution revenues were $23.7 million and $11.6 million in the three months ended June 30, 2016 and 2015, respectively, and $48.3 million and $21.4 million in the six months ended June 30, 2016 and 2015, respectively.

•
Our per unit cash production costs were $0.56 per Mcfe and $0.62 per Mcfe in the three months ended June 30, 2016 and 2015, respectively, and $0.60 per Mcfe and $0.66 per Mcfe in the six months ended June 30, 2016 and 2015, respectively.

The following tables set forth selected operating and financial data for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Natural gas sales (in thousands):	$121,312	$98,885	$22,427	$232,866	$193,605	$39,261
Oil and NGL sales (in thousands):	1,000	2,005	(1,005)	1,888	4,197	(2,309)
Natural gas, oil and NGL sales (in thousands):	$122,312	$100,890	$21,422	$234,754	$197,802	$36,952

Natural gas production (MMcf):	68,702	47,559	21,143	129,744	86,647	43,097
Oil and NGL production (MBbls):	41	90	(49)	97	179	(82)
Total production (MMcfe)	68,946	48,099	20,847	130,325	87,720	42,605

Average natural gas prices before effects of hedges per Mcf:	$1.77	$2.08	$(0.31)	$1.79	$2.23	$(0.44)
Average realized natural gas prices after effects of hedges per Mcf (1):	2.75	2.97	(0.22)	2.81	3.04	(0.23)
Average oil and NGL prices per Bbl:	24.56	22.24	2.32	19.50	23.46	(3.96)

Average costs per Mcfe:
Lease operating	$0.13	$0.23	$(0.10)	$0.15	$0.26	$(0.11)
Gathering, compression and transportation	0.39	0.35	0.04	0.42	0.36	0.06
Production taxes and impact fees	0.04	0.04	—	0.03	0.04	(0.01)
General and administrative	0.42	0.51	(0.09)	0.42	0.52	(0.10)
Depreciation, depletion and amortization	1.23	1.58	(0.35)	1.26	1.58	(0.32)

Total gathering, compression and water distribution revenues (in thousands):	$23,728	$11,566	$12,162	$48,280	$21,367	$26,913
(1) The effect of hedges includes realized gains and losses on commodity derivative transactions.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except per share data)	2016	2015	Change	2016	2015	Change
Operating revenues:
Natural gas, oil and NGL sales	$122,312	$100,890	$21,422	$234,754	$197,802	$36,952
Gathering, compression and water distribution	23,728	11,566	12,162	48,280	21,367	26,913
Other revenue	9,958	438	9,520	12,906	3,264	9,642
Total operating revenues	155,998	112,894	43,104	295,940	222,433	73,507

Operating expenses:
Lease operating	9,038	11,090	(2,052)	20,109	22,681	(2,572)
Gathering, compression and transportation	27,169	16,842	10,327	55,301	31,262	24,039
Production taxes and impact fees	2,659	1,694	965	4,310	3,148	1,162
Exploration	5,548	356	5,192	6,538	1,095	5,443
Midstream operation and maintenance	4,555	2,801	1,754	14,177	6,132	8,045
Incentive unit expense	14,840	23,099	(8,259)	38,982	46,557	(7,575)
Acquisition expense	84	—	84	556	—	556
Impairment of fixed assets	—	—	—	2,595	—	2,595
General and administrative	29,272	24,637	4,635	54,145	45,381	8,764
Depreciation, depletion and amortization	84,752	76,140	8,612	163,937	138,721	25,216
Amortization of intangible assets	403	408	(5)	811	816	(5)
Other expense	11,457	1,998	9,459	15,648	3,889	11,759
Total operating expenses	189,777	159,065	30,712	377,109	299,682	77,427

Operating loss	(33,779)	(46,171)	12,392	(81,169)	(77,249)	(3,920)
Interest expense	(24,802)	(23,359)	(1,443)	(49,323)	(39,488)	(9,835)
Other income	2,549	1,035	1,514	2,762	1,196	1,566
(Loss) gain on derivative instruments	(201,555)	(3,710)	(197,845)	(131,376)	57,657	(189,033)
Amortization of deferred financing costs	(1,618)	(1,306)	(312)	(3,169)	(2,409)	(760)
Loss before income taxes	(259,205)	(73,511)	(185,694)	(262,275)	(60,293)	(201,982)
Income tax benefit	120,496	9,992	110,504	126,871	1,462	125,409
Net loss	(138,709)	(63,519)	(75,190)	(135,404)	(58,831)	(76,573)
Less: Net income attributable to noncontrolling interests	(17,977)	(6,164)	(11,813)	(38,870)	(10,699)	(28,171)
Net loss attributable to Rice Energy Inc.	(156,686)	(69,683)	(87,003)	(174,274)	(69,530)	(104,744)
Less: Preferred dividends and accretion on redeemable noncontrolling interests	(7,944)	—	(7,944)	(11,402)	—	(11,402)
Net loss attributable to Rice Energy Inc. common stockholders	$(164,630)	$(69,683)	$(94,947)	$(185,676)	$(69,530)	$(116,146)

Weighted average number of shares of common stock - basic	153,204	136,316	16,888	144,812	136,304	8,508
Weighted average number of shares of common stock - diluted	153,204	136,316	16,888	144,812	136,304	8,508
Earnings per share - basic	$(1.07)	$(0.51)	(0.56)	$(1.28)	$(0.51)	$(0.77)
Earnings per share - diluted	$(1.07)	$(0.51)	(0.56)	$(1.28)	$(0.51)	$(0.77)
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Total operating revenues. The $43.1 million increase in total operating revenues was mainly a result of an increase in natural gas, oil and NGL production in the second quarter of 2016 compared to the second quarter of 2015 which was the result of increased drilling and completion activity, mainly in Washington County, Pennsylvania and Belmont County, Ohio. The impact of increased production volumes on operating revenues was partially offset by a decrease in realized prices. Our realized price in the second quarter of 2016 was $1.77 per Mcf compared to $2.08 per Mcf in the second quarter of 2015, in each case before the effect of hedges. Additionally, operating revenues were positively impacted by a $12.2 million increase in gathering, compression and water service revenues period-over-period. This increase primarily relates to increased third-party volumes and related revenues on existing gathering contracts.
Lease operating. The $2.1 million decrease in lease operating expenses was primarily attributable to improved efficiencies relating to produced water recycling and reduced rental costs as a result of a reduced flowback period in the second quarter of 2016 as compared to the prior period.
Gathering, compression and transportation. Gathering, compression and transportation expense for the second quarter of 2016 of $27.2 million is mainly comprised of $22.3 million of transportation contracts with third parties and $4.8 million of gathering charges from third parties. The $10.3 million increase in such expense was primarily attributable to increased firm transportation contracts in the second quarter of 2016 compared to the second quarter of 2015.
Midstream operation and maintenance. The $1.8 million increase in midstream operation and maintenance expense period-over-period was primarily due to an increase in on and off pad water transfer costs and water procurement, in addition to increased contract labor expenses.
Incentive unit expense. Incentive unit expense decreased $8.3 million period-over-period. In the second quarter of 2015, the $23.1 million expense consisted of $7.0 million of non-cash compensation expense related to the Rice Energy Holdings LLC (“Rice Holdings”) incentive units and $26.7 million related to payments made to certain holders of NGP Holdings incentive units, offset by $10.6 million of non-cash income related to the quarterly fair market value adjustment for the NGP Holdings incentive units. In the second quarter of 2016, the $14.8 million expense consisted of $5.9 million of non-cash compensation expense related to the Rice Holdings incentive units and $9.0 million of compensation expense related to the final fair market value adjustment for the NGP Holdings incentive units. No future expense will be recognized related to the NGP Holdings incentive units as a result of the April 2016 settlement of the remaining NGP Holdings incentive unit obligation. See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—10. Incentive Units” for additional information.
General and administrative. The $4.6 million increase in general and administrative expense period-over-period was primarily attributable to the addition of personnel to support our growth activities and related salary and employee benefits. At June 30, 2016, we had 414 employees as compared to 337 employees at June 30, 2015. Additionally, included in general and administrative expense is equity compensation expense of $6.1 million and $4.2 million for the second quarter of 2016 and 2015, respectively.
DD&A. The $8.6 million increase in depreciation, depletion and amortization period-over-period was primarily a result of an increase in production driven by a greater number of producing wells in the second quarter of 2016 compared to second quarter of 2015, which is consistent with our expanded drilling program. In addition, the increase was also the result of an increase in midstream assets being in service in the second quarter of 2016 as compared to the second quarter of 2015 and the related depreciation on those assets.
Interest expense. The $1.4 million increase in interest expense period-over-period was a result of higher levels of average borrowings outstanding during the second quarter of 2016 as compared to the second quarter of 2015 in order to fund our capital programs.
(Loss) gain on derivative instruments. The $201.6 million loss on derivative contracts in the second quarter of 2016 is comprised of cash receipts of $67.4 million on the settlement of maturing contracts, offset by a $268.9 million unrealized loss in the second quarter of 2016 due to the increase in commodity prices as compared to our hedged prices. The $3.7 million loss on derivative contracts in the second quarter of 2015 was comprised of $42.5 million of cash receipts on the settlement of maturing contracts and a $46.2 million unrealized loss.
Income tax benefit. The $110.5 million increase in the income tax benefit period-over-period was attributable to a decrease in taxable income, including an increase to income attributable to noncontrolling interests.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Total operating revenues. The $73.5 million increase in total operating revenues period-over-period was mainly a result of an increase in natural gas, oil and NGL production for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 which was the result of increased drilling and completion activity, mainly in Washington County, Pennsylvania and Belmont County, Ohio. The impact of increased production volumes on operating revenues was partially offset by a decrease in realized prices. Our realized price for the six months ended June 30, 2016 was $1.79 per Mcf compared to $2.23 per Mcf for the six months ended June 30, 2015, in each case before the effect of hedges. Additionally, operating revenues were positively impacted by a $26.9 million increase in gathering, compression and water service revenues period-over-period. This increase primarily relates to increased third-party volumes and related revenues on existing gathering contracts.
Lease operating. The $2.6 million decrease in lease operating expenses period-over-period was primarily attributable to improved efficiencies relating to produced water recycling and reduced rental costs as a result of a reduced flowback period in the six months ended June 30, 2016 as compared to the prior period.
Gathering, compression and transportation. Gathering, compression and transportation expense for the six months ended June 30, 2016 of $55.3 million is mainly comprised of $46.0 million of transportation contracts with third parties and $9.3 million of gathering charges from third parties. The $24.0 million increase in such expense was primarily attributable to increased firm transportation contracts in the six months ended June 30, 2016 compared to the six months ended June 30, 2015.
Midstream operation and maintenance. The $8.0 million increase in midstream operation and maintenance expense period-over-period was primarily due to an increase in on and off pad water transfer costs and water procurement, in addition to increased contract labor expenses.
Incentive unit expense. Incentive unit expense decreased $7.6 million period-over-period. In the six months ended June 30, 2015, the $46.6 million expense consisted of $20.7 million of non-cash compensation expense related to the Rice Holdings incentive units and $26.7 million related to payments made to certain holders of NGP Holdings incentive units, offset by $0.8 million of non-cash income related to the quarterly fair market value adjustment for the NGP Holdings incentive units. In the six months ended June 30, 2016, the $39.0 million expense consisted of $11.7 million of non-cash compensation expense related to the Rice Holdings incentive units and $27.3 million of compensation expense related to the final fair market value adjustment for the NGP Holdings incentive units. No future expense will be recognized related to the NGP Holdings incentive units as a result of the April 2016 settlement of the remaining NGP Holdings incentive unit obligation. See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—10. Incentive Units” for additional information.
General and administrative. The $8.8 million increase in general and administrative expense period-over-period was primarily attributable to the addition of personnel to support our growth activities and related salary and employee benefits. At June 30, 2016, we had 414 employees as compared to 337 employees at June 30, 2015. Additionally, included in general and administrative expense is equity compensation expense of $10.8 million and $7.5 million in 2016 and 2015, respectively.
DD&A. The $25.2 million increase in depreciation, depletion and amortization period-over-period was primarily a result of an increase in production driven by a greater number of producing wells in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, which is consistent with our expanded drilling program. In addition, the increase was also the result of an increase in midstream assets being in service in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 and the related depreciation on those assets.
Interest expense. The $9.8 million increase in interest expense period-over-period was a result of higher levels of average borrowings outstanding during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 in order to fund our capital programs.
(Loss) gain on derivative instruments. The $131.4 million loss on derivative contracts in the six months ended June 30, 2016 is comprised of cash receipts of $131.5 million on the settlement of maturing contracts, offset by a $262.8 million unrealized loss due to the increase in commodity prices as compared to our hedged prices. The $57.7 million gain on derivative contracts in the six months ended June 30, 2015 was comprised of $69.9 million of cash receipts on the settlement of maturing contracts offset by a $12.2 million unrealized loss.

Income tax benefit. The $125.4 million increase in the income tax benefit period-over-period was attributable to a decrease in taxable income, including an increase to income attributable to noncontrolling interests.
Business Segment Results of Operations
As a result of changes to our operations and organizational structure in the first quarter of 2016, we now manage our business in three operating segments: Exploration and Production, Rice Midstream Holdings and Rice Midstream Partners. We evaluate our business segments based on their contribution to our consolidated results based on operating income. Please see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—6. Financial Information by Business Segment” for a reconciliation of each segment’s operating income to our consolidated operating income. All prior period results have been revised to reflect the new reporting segment structure.
The following tables set forth selected operating and financial data for each business segment during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015:
Exploration and Production Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except volumes)	2016	2015	Change	2016	2015	Change
Operating revenues:
Natural gas, oil and NGL sales	$122,312	$100,890	$21,422	$234,754	$197,802	$36,952
Other revenue	9,958	438	9,520	12,906	3,264	9,642
Total operating revenues	132,270	101,328	30,942	247,660	201,066	46,594

Operating expenses:
Lease operating	9,038	11,090	(2,052)	20,108	22,681	(2,573)
Gathering, compression and transportation	51,307	32,691	18,616	99,510	60,367	39,143
Production taxes and impact fees	2,659	1,694	965	6,538	3,148	3,390
Exploration	5,548	356	5,192	4,310	1,095	3,215
Incentive unit expense	14,141	21,885	(7,744)	37,012	44,383	(7,371)
Impairment of fixed assets	—	—	—	2,595	—	2,595
General and administrative	18,413	19,126	(713)	34,854	34,645	209
Depreciation, depletion and amortization	79,515	73,342	6,173	154,471	132,256	22,215
Other expense	11,097	1,159	9,938	15,500	3,050	12,450
Total operating expenses	191,718	161,343	30,375	374,898	301,625	73,273

Operating loss	$(59,448)	$(60,015)	$567	$(127,238)	$(100,559)	$(26,679)

Operating volumes:
Natural gas production (MMcf):	68,702	47,559	21,143	129,744	86,647	43,097
Oil and NGL production (MBbls):	41	90	(49)	97	179	(82)
Total production (MMcfe)	68,946	48,099	20,847	130,325	87,720	42,605

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Total operating revenues. The $21.4 million increase in natural gas, oil and NGL sales was mainly a result of an increase in production in the second quarter of 2016 compared to the second quarter of 2015 as discussed above. The impact of increased production volumes on operating revenues was partially offset by a decrease in realized prices. Our realized price in the second quarter of 2016 was $1.77 per Mcf compared to $2.08 per Mcf in the second quarter of 2015, in each case before the effect of hedges.
Lease operating. The $2.1 million decrease in lease operating expenses was primarily attributable to improved efficiencies relating to produced water recycling and reduced rental costs as a result of a reduced flowback period in the second quarter of 2016, as compared to the prior period.
Gathering, compression and transportation. Gathering, compression and transportation expense of $51.3 million for the second quarter of 2016 includes $29.0 million of affiliate and third party gathering fees and $22.3 million of transportation contracts with third parties. The $18.6 million increase in gathering, compression and transportation expenses was mainly due to increased volumes under the gathering agreements with the Rice Midstream Partners segment and the Rice Midstream Holdings segment, as well as increased firm transportation expense in the second quarter of 2016 compared to the second quarter of 2015.
General and administrative. The $0.7 million decrease in segment general and administrative expense period-over-period is attributable to the decrease in the allocation costs associated with personnel and administrative expenses as the Rice Midstream Holdings segment and Rice Midstream Partners segment continue to grow. Included in general and administrative expense is stock compensation expense of $3.2 million and $3.0 million for the three months ended June 30, 2016 and 2015, respectively.
DD&A. The $6.2 million increase in depreciation, depletion and amortization was a result of an increase in production due to a greater number of producing wells in the second quarter of 2016 compared to 2015, which is consistent with our expanded drilling program.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Total operating revenues. The $37.0 million increase in natural gas, oil and NGL sales was mainly a result of an increase in production in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, as discussed above. The impact of increased production volumes on operating revenues was partially offset by a decrease in realized prices. Our realized price for the six months ended June 30, 2016 was $1.79 per Mcf compared to $2.23 per Mcf in the six months ended June 30, 2015, in each case before the effect of hedges.
Lease operating. The $2.6 million decrease in lease operating expenses period-over-period was primarily attributable to improved efficiencies relating to produced water recycling and reduced rental costs as a result of a reduced flowback period in the six months ended June 30, 2016, as compared to the prior period.
Gathering, compression and transportation. Gathering, compression and transportation expense of $99.5 million for the six months ended June 30, 2016 includes $53.5 million of affiliate and third party gathering fees and $46.0 million of transportation contracts with third parties. The $39.1 million increase in gathering, compression and transportation expenses was mainly due to increased volumes under the gathering agreements with the Rice Midstream Partners segment and the Rice Midstream Holdings segment, as well as increased firm transportation expense in the six months ended June 30, 2016 compared to the six months ended June 30, 2015.
General and administrative. The $0.2 million increase in segment general and administrative expense period-over-period was primarily attributable to costs associated with personnel to support our growth activities. Included in general and administrative expense is stock compensation expense of $5.8 million and $5.2 million for the six months ended June 30, 2016 and 2015, respectively.
DD&A. The $22.2 million increase in depreciation, depletion and amortization period-over-period was a result of an increase in production due to a greater number of producing wells in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, which is consistent with our expanded drilling program.

Rice Midstream Holdings Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except volumes)	2016	2015	Change	2016	2015	Change
Operating revenues:
Gathering revenues	$9,240	$6,252	$2,988	$17,776	$9,188	$8,588
Compression revenues	2,633	—	2,633	4,748	—	4,748
Total operating revenues	11,873	6,252	5,621	22,524	9,188	13,336

Operating expenses:
Midstream operation and maintenance	462	98	364	1,471	525	946
Incentive unit expense	699	525	174	1,970	1,051	919
General and administrative	5,071	1,309	3,762	8,827	2,340	6,487
Acquisition expense	84	—	84	484	—	484
Depreciation, depletion and amortization	1,556	377	1,179	2,645	959	1,686
Total operating expenses	7,872	2,309	5,563	15,397	4,875	10,522

Operating income	$4,001	$3,943	$58	$7,127	$4,313	$2,814

Operating volumes:
Gathering volumes (MDth/d):	658	232	426	556	172	384
Compression volumes (MDth/d):	461	—	461	412	—	412
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Total operating revenues. The $5.6 million increase in total operating revenues was mainly the result of an increase in affiliate volumes associated with the gathering contracts between the Exploration and Production segment and the Rice Midstream Holdings segment, as well as an increase in third-party gathering volumes which include revenues associated with the contracts for Strike Force Midstream LLC (“Strike Force Midstream”).
Midstream operation and maintenance. Midstream operation and maintenance expense increased $0.4 million, primarily due to additional contract labor for the maintenance of existing assets.
General and administrative. The $3.8 million increase in general and administrative expense period-over-period was primarily attributable to costs associated with personnel to support the Rice Midstream Holdings segment’s growth activities. Included in general and administrative expense is stock compensation expense of $1.7 million and $0.1 million for the second quarter of 2016 and 2015, respectively.
DD&A. The $1.2 million increase in depreciation, depletion and amortization was mainly the result of an increase in midstream assets being in service in the second quarter of 2016 as compared to the second quarter of 2015 and the related depreciation on those assets.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Total operating revenues. The $13.3 million increase in total operating revenues period-over-period was mainly the result of an increase in affiliate volumes associated with the gathering contracts between the Exploration and Production segment and the Rice Midstream Holdings segment, as well as an increase in third-party gathering volumes which include revenues associated with the contracts for Strike Force Midstream.
Midstream operation and maintenance. Midstream operation and maintenance expense increased $0.9 million period-over-period, primarily due to additional contract labor for the maintenance of existing assets.
General and administrative. The $6.5 million increase in general and administrative expense period-over-period was primarily attributable to costs associated with personnel to support the Rice Midstream Holdings segment’s growth activities.

Included in general and administrative expense is stock compensation expense of $2.9 million and $0.1 million for the second quarter of 2016 and 2015, respectively.
DD&A. The $1.7 million increase in depreciation, depletion and amortization period-over-period was mainly the result of an increase in midstream assets being in service in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 and the related depreciation on those assets.
Rice Midstream Partners Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except volumes)	2016	2015	Change	2016	2015	Change
Operating revenues:
Gathering revenues	$26,249	$18,912	$7,337	$51,934	$34,722	$17,212
Compression revenues	3,787	818	2,969	4,902	1,174	3,728
Water distribution revenues	16,511	8,830	7,681	44,254	19,175	25,079
Total operating revenues	46,547	28,560	17,987	101,090	55,071	46,019

Operating expenses:
Midstream operation and maintenance	4,141	2,703	1,438	12,752	5,607	7,145
Incentive unit expense	—	689	(689)	—	1,123	(1,123)
General and administrative	5,787	4,202	1,585	10,463	8,396	2,067
Depreciation, depletion and amortization	6,855	2,953	3,902	12,225	6,038	6,187
Acquisition expense	—	—	—	73	—	73
Amortization of intangible assets	403	408	(5)	811	816	(5)
Other expense	361	839	(478)	149	839	(690)
Total operating expenses	17,547	11,794	5,753	36,473	22,819	13,654

Operating income	$29,000	$16,766	$12,234	$64,617	$32,252	$32,365

Operating volumes:
Gathering volumes (MDth/d):	934	655	279	885	607	278
Compression volumes (MDth/d):	564	58	506	358	61	297
Water distribution volumes (MMgal):	335	163	172	797	348	449
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Total operating revenues. The $18.0 million increase in total operating revenues was mainly the result of an increase in gathering and compression revenues associated with our existing third-party contracts. Additionally, the increase is the result of affiliate volumes related to the water service contracts between the Exploration and Production segment and the Rice Midstream Partners segment, as well as revenues associated with third-party water service contracts that were not in place in the second quarter of 2015.
Midstream operation and maintenance. Midstream operation and maintenance expense for the second quarter of 2016 includes $2.8 million of expense relative to our fresh water distribution assets and $1.3 million of expense relative to our gathering assets. The $1.4 million increase in expense period-over-period was primarily due to an increase in on and off pad water transfer costs and water procurement, in addition to increased contract labor expenses.
General and administrative. The $1.6 million increase in general and administrative expense period-over-period was primarily attributable to costs associated with personnel to support the Rice Midstream Partners segment’s growth activities. Included in general and administrative expense is stock compensation expense of $1.2 million and $1.1 million for the second quarter of 2016 and 2015, respectively.

DD&A. The $3.9 million increase in depreciation, depletion and amortization expense period-over-period was mainly the result of an increase in midstream assets being in service in the second quarter of 2016 as compared to the second quarter of 2015 and the related depreciation on those assets.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Total operating revenues. The $46.0 million increase in total operating revenues period-over-period was mainly the result of an increase in affiliate volumes related to the water service contracts between the Exploration and Production segment and the Rice Midstream Partners segment, an increase in revenues related to existing third-party gathering and compression volumes and additional affiliate revenues related to the gathering and compression contracts between the Exploration and Production segment and the Rice Midstream Partners segment.
Midstream operation and maintenance. Midstream operation and maintenance expense for the second quarter of 2016 includes $9.6 million of expense relative to our fresh water distribution assets and $3.2 million of expense relative to our gathering and compression assets. The $7.1 million increase in expense period-over-period was primarily due to an increase in on and off pad water transfer costs and water procurement, in addition to increased contract labor expenses.
General and administrative. The $2.1 million increase in general and administrative expense period-over-period was primarily attributable to costs associated with personnel to support the Rice Midstream Partners segment’s growth activities. Included in general and administrative expense is stock compensation expense of $2.1 million and $2.2 million for the six months ended June 30, 2016 and 2015, respectively.
DD&A. The $6.2 million increase in depreciation, depletion and amortization expense period-over-period was mainly the result of an increase in midstream assets being in service in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 and the related depreciation on those assets.
Capital Resources and Liquidity
Our primary sources of liquidity have been the proceeds from equity and debt financings and borrowings under our credit facilities. Our primary use of capital has been the acquisition and development of natural gas properties and associated midstream infrastructure. As we pursue reserve and production growth, we monitor which capital resources, including equity and debt financings, are available to us to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. We also expect to fund a portion of these requirements with cash flow from operations as we continue to bring additional upstream and midstream production online.
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
Cash Flow Provided by Operating Activities
Net cash provided by operating activities was $202.9 million for the six months ended June 30, 2016, compared to $104.9 million for the six months ended June 30, 2015. The increase in operating cash flow was primarily due to an increase in cash receipts on settled derivatives and production, partially offset by an increase in cash operating expenses and interest expense.
Cash Flow Used in Investing Activities
During the six months ended June 30, 2016, cash flows used in investing activities of $492.3 million primarily consisted of $484.5 million for capital expenditures for property and equipment, as compared to the $612.6 million of cash flows used in investing activities for the six months ended June 30, 2015 with $622.8 million related to capital expenditures for property and equipment.
Capital expenditures for the Exploration and Production segment were $386.3 million and $452.6 million for the six months ended June 30, 2016 and 2015, respectively. The decrease of $66.3 million was primarily attributable to a decrease in the acquisition and development of our natural gas properties.
Capital expenditures for the Rice Midstream Holdings segment totaled $54.3 million and $74.1 million for the six months ended June 30, 2016 and 2015, respectively. The decrease of $19.9 million was attributable to a decrease in capital expenditures for Rice Olympus Midstream LLC’s (“Rice Olympus”) midstream infrastructure, offset by an increase in capital expenditures for Strike Force Midstream LLC’s midstream infrastructure.

Capital expenditures for the Rice Midstream Partners segment totaled $75.0 million and $109.8 million for the six months ended June 30, 2016 and 2015, respectively. The decrease of $34.8 million was attributable to a decrease in the capital expenditures related to the Rice Midstream Partners segment’s water services assets, offset by increases in capital expenditures for compression assets.
Cash Flow Provided by Financing Activities
Net cash provided by financing activities of $703.0 million during the six months ended June 30, 2016 was primarily the result of the proceeds from the Midstream Holdings Investment (defined below), proceeds from the April 2016 equity offering, proceeds from the Partnership’s June 2016 equity offering and proceeds from the Partnership’s ATM program, offset by net repayments on our revolving credit facilities, and distributions to the Partnership’s public unitholders. Net cash provided by financing activities of $508.2 million during the six months ended June 30, 2015 was primarily the result of proceeds from our 2023 Notes offering (discussed below).
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
On May 16, 2016, following a semi-annual redetermination of the Senior Secured Revolving Credit Facility’s borrowing base, we entered into an amendment to the Senior Secured Revolving Credit Facility to increase the borrowing base from $750.0 million to 875.0 million (the “Eighth Amendment”). The Eighth Amendment also established aggregate elected commitment amounts, which were $750.0 million as of the Eighth Amendment effective date.
As of June 30, 2016, the borrowing base under the Amended Credit Agreement governing the Senior Secured Revolving Credit Facility was $875.0 million (with a $750.0 million lender commitment amount) and the sublimit for letters of credit was $250.0 million. The Company had zero borrowings outstanding and $214.4 million in letters of credit outstanding under its Amended Credit Agreement as of June 30, 2016, resulting in availability of $535.6 million. The next redetermination of the borrowing base is expected to occur in October 2016. The maturity date of the Senior Secured Revolving Credit Facility is January 29, 2019.
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
The Amended Credit Agreement also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Amended Credit Agreement to be immediately due and payable. We were in compliance with such covenants and ratios as of June 30, 2016.
Midstream Holdings Revolving Credit Facility
On December 22, 2014, Midstream Holdings entered into a revolving credit facility (“Midstream Holdings Revolving Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders with a maximum credit amount of $300.0 million and a sublimit for letters of credit of $25.0 million.
As of June 30, 2016, Midstream Holdings had $25.0 million borrowings outstanding and no letters of credit under this facility. The average daily outstanding balance of the credit facility was approximately $20.8 million, and interest was incurred on the facility at a weighted average interest rate of 2.8% through June 30, 2016. The Midstream Holdings Revolving Credit Facility is available to fund working capital requirements and capital expenditures and to purchase assets and matures on December 22, 2019.
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
The Midstream Holdings Revolving Credit Facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Midstream Holdings Revolving Credit Facility to be immediately due and payable. Midstream Holdings was in compliance with such covenants and ratios as of June 30, 2016.
RMP Revolving Credit Facility
On December 22, 2014, Rice Midstream OpCo LLC (“Rice Midstream OpCo”) entered into a revolving credit facility (the “RMP Revolving Credit Facility”) with RMP, Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders with a maximum credit amount of $450.0 million with an additional $200.0 million of commitments available under an accordion feature subject to lender approval. The RMP Revolving Credit Facility provides for a letter of credit sublimit of $50.0 million. As of June 30, 2016, Rice Midstream OpCo had no borrowings outstanding and no letters of credit under this facility. The average daily outstanding balance of the credit facility was approximately $144.7 million and interest was incurred on the facility at a weighted average interest rate of 2.2% through June 30, 2016. The RMP Revolving Credit Facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes. The RMP Revolving Credit Facility matures on December 22, 2019.
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
The RMP Revolving Credit Facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the RMP Revolving Credit Facility to be immediately due and payable. RMP was in compliance with its covenants and ratios as of June 30, 2016.
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
April 2016 Equity Offering
On April 15, 2016, we completed a public offering of 29,858,891 shares of common stock at $16.35 per share, which included 20,000,000 shares sold by the Company and 9,858,891 shares sold by NGP Holdings. On April 21, 2016, NGP Holdings sold an additional 4,478,834 shares of common stock pursuant to the exercise of the underwriter’s option to purchase additional shares. After deducting underwriting discounts and commissions of $15.0 million and transaction costs, we received net proceeds of $311.8 million. We received no proceeds from the sale of shares by NGP Holdings. The previously contemplated acquisition of the Marcellus and Utica assets in central Greene County, Pennsylvania from a subsidiary of Alpha Natural Resources, Inc. for $200.0 million, which was to be funded by the proceeds, was not consummated and, as a result, we intend to use the net proceeds for general corporate purposes, which may include funding a portion of our 2017 capital budget.
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
On a quarterly basis in accordance with ASC 360, we perform a qualitative assessment of whether events or changes in circumstances exist that could be indicators that the carrying amount of proved properties may not be recoverable. Because estimated undiscounted future cash flows have exceeded the associated carrying values of proved properties at the end of each quarter, pursuant to generally accepted accounting principles for successful efforts accounting, it has not been necessary for us to estimate the fair value of the properties, nor have any impairment losses been realized during the three month period ended June 30, 2016. Current future commodity prices continue to support the recoverability of our proved properties; however, we are unable to predict commodity prices with any greater precision than the futures market. Further reductions in commodity prices within the futures market could trigger an impairment of proved natural gas properties in the future.
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
As of June 30, 2016, we have entered into derivative instruments with various financial institutions, fixing the price we receive for a portion of our natural gas through December 31, 2020. Our commodity hedge position as of June 30, 2016 is summarized in Note 5 to our condensed consolidated financial statements included elsewhere in the Quarterly Report. Our financial hedging activities are intended to support natural gas prices at targeted levels and to manage our exposure to price fluctuations.
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
As of June 30, 2016, we had zero borrowings and approximately $214.4 million in letters of credit outstanding under our Senior Secured Revolving Credit Facility. As of June 30, 2016, we had availability under the borrowing base of our Senior Secured Revolving Credit Facility of approximately $535.6 million and the borrowing base was $875.0 million (with a $750.0 million lender commitment amount). We have a choice of borrowing in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to LIBOR plus an applicable margin ranging from 150 to 250 basis points, depending on the percentage of our borrowing base utilized. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 50 to 150 basis points, depending on the percentage of our borrowing base utilized.
As of June 30, 2016, Midstream Holdings had $25.0 million of borrowings and no letters of credit outstanding under the Midstream Holdings Revolving Credit Facility. Under the revolving credit facility, Midstream Holdings may elect to borrow in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 225 to 300 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 125 to 200 basis points, depending on the leverage ratio then in effect.

The average annual interest rate incurred on the Midstream Holdings Revolving Credit Facility during the six months ended June 30, 2016 was approximately 2.8%. A 1.0% increase in the applicable average interest rates for the six months ended June 30, 2016 would have resulted in an estimated $0.1 million increase in interest expense.
As of June 30, 2016, Rice Midstream OpCo had no borrowings and no letters of credit outstanding under the RMP Revolving Credit Facility. Under the RMP Revolving Credit Facility, Rice Midstream OpCo may elect to borrow in Eurodollars or at the base rate. Eurodollar loans will bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 175 to 275 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 75 to 175 basis points, depending on the leverage ratio then in effect.
The average annual interest rate incurred on the RMP Revolving Credit Facility during the six months ended June 30, 2016 was approximately 2.2%. A 1.0% increase in the applicable average interest rates for the six months ended June 30, 2016 would have resulted in a $0.7 million estimated increase in interest expense.
As of June 30, 2016, we did not have any derivatives in place to mitigate the effects of interest rate risk. We may implement an interest rate hedging strategy in the future.
Counterparty and customer credit risk
Our principal exposures to credit risk are through joint interest receivables ($90.6 million in receivables as of June 30, 2016) and the sale of our natural gas production ($72.8 million in receivables as of June 30, 2016), which we market to multiple natural gas marketing companies. Joint interest receivables arise from billing entities who own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. We have minimal ability to choose who participates in our wells. We are also subject to credit risk with three natural gas marketing companies that hold a significant portion of our natural gas receivables. We do not require our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.
By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have derivative instruments in place with six different counterparties. As of June 30, 2016, our contracts with Barclays Bank PLC, Bank of Montreal and Wells Fargo Bank N.A. accounted for 36%, 34% and 24% of the net fair market value of our derivative assets, respectively. We believe these counterparties are acceptable credit risks. We are not required to post letters of credit as collateral to Bank of Montreal, Wells Fargo Bank N.A., Citibank N.A. and Barclays Bank PLC under current contracts, nor are they required to provide credit support or collateral to us. As of June 30, 2016 and December 31, 2015, we did not have any past due receivables from counterparties.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information we are required to disclose in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.
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
There have been no material changes in our risk factors from those described in our 2015 Annual Report and our March 31, 2016 Quarterly Report. For a discussion of our potential risks and uncertainties, see the information in “Item 1A. Risk Factors” in our 2015 Annual Report and our March 31, 2016 Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of securities. There were no sales of unregistered equity securities during the period covered by this report.
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended June 30, 2016:

Period	Total Number of Shares Withheld (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs
April 1 - April 30, 2016	462	$17.47	—	—
May 1 - May 31, 2016	10,626	$18.11	—	—
June 1 - June 30, 2016	10,837	$21.94	—	—
Total	21,925	$19.99	—	—

(1)
All shares withheld during the three months ended June 30, 2016 were used to offset tax withholding obligations that occur upon the vesting of restricted stock units and delivery of common stock under the terms of our long-term incentive plan.

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

10.1
Eighth Amendment to Third Amended and Restated Credit Agreement, dated as of May 16, 2016, among Rice Energy Inc., as borrower, Wells Fargo Bank N.A., as administrative agent, and the lenders and other parties thereto. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 161656150) filed with the Commission on May 17, 2016).

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

RICE ENERGY INC.

Date:	August 4, 2016	By:	/s/ Daniel J. Rice IV
Daniel J. Rice IV
Director, Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2016	By:	/s/ Grayson T. Lisenby
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

10.1
Eighth Amendment to Third Amended and Restated Credit Agreement, dated as of May 16, 2016, among Rice Energy Inc., as borrower, Wells Fargo Bank N.A., as administrative agent, and the lenders and other parties thereto. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 161656150) filed with the Commission on May 17, 2016).

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