Form 10-Q
period 2016-09-30
Rice Energy Inc.
filed 2016-11-03
CIK 1588238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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

Number of shares of the registrant’s common stock outstanding at November 1, 2016: 202,591,251 shares of common stock and 40,000 shares of preferred stock immediately convertible into 40,000,000 shares of common stock.

RICE ENERGY INC.
QUARTERLY REPORT ON FORM 10-Q

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and income/losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”) and in this Quarterly Report on file with the Securities and Exchange Commission (the “SEC”).
Forward-looking statements may include statements about:

•	successful integration and future performance of acquired assets and operations, including the assets and operations acquired in the Vantage Acquisition (defined herein);

•	our business strategy;

•	our reserves;

•	our financial strategy, liquidity and capital required for our development program;

•	realized natural gas, natural gas liquid (“NGL”) and oil prices;

•	timing and amount of future production of natural gas, NGLs and oil;

•	our hedging strategy and results;

•	our future drilling plans;

•	competition and government regulations;

•	pending legal or environmental matters;

•	our marketing of natural gas, NGLs and oil;

•	our leasehold or business acquisitions;

•	costs of developing our properties and conducting our gathering and other midstream operations;

•	operations of Rice Midstream Partners LP, including the integration of midstream assets acquired in the Vantage Acquisition;

•	monetization transactions, including asset sales to Rice Midstream Partners LP;

•	general economic conditions;

•	credit and capital markets;

•	uncertainty regarding our future operating results; and

•	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.
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

Commonly Used Defined Terms
As used in the Quarterly Report, unless the context indicates or otherwise requires, the following terms have the following meanings:

•	“Rice Energy,” the “Company,” “we,” “our,” “us” or like terms refer collectively to Rice Energy Inc. and its consolidated subsidiaries;

•	“Rice Energy Operating” or “REO” refers to Rice Energy Operating LLC, a subsidiary of Rice Energy formerly known as Rice Energy Appalachia, LLC;

•	“Rice Drilling B” refers to Rice Drilling B LLC, a subsidiary of Rice Energy;

•	the “Partnership” or “RMP” refers to Rice Midstream Partners LP (NYSE: RMP);

•	“Rice Midstream OpCo” refers to Rice Midstream OpCo LLC, a wholly-owned subsidiary of RMP;

•	“Midstream Holdings” refers to Rice Midstream Holdings LLC, a subsidiary of Rice Energy;

•	“GP Holdings” refers to Rice Midstream GP Holdings LP, a subsidiary of Rice Energy;

•	“Vantage” refers collectively to Vantage Energy, LLC and Vantage Energy II, LLC;

•	“Vantage Midstream Entities” refers collectively to Vantage Energy II Access, LLC and Vista Gathering, LLC; and

•	the “Vantage Acquisition” refers to the Company’s acquisition of Vantage and its subsidiaries.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Rice Energy Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands)	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash	$1,273,088	$151,901
Accounts receivable	161,015	154,814
Prepaid expenses and other	5,666	5,488
Derivative assets	56,934	186,960
Total current assets	1,496,703	499,163

Gas collateral account	4,107	4,077
Property, plant and equipment, net	3,616,895	3,243,131
Acquisition deposit	270,000	—
Deferred financing costs, net	7,626	8,811
Goodwill	39,142	39,142
Intangible assets, net	44,937	46,159
Derivative assets	106,892	105,945
Other non-current assets	1,690	2,670
Total assets	$5,587,992	$3,949,098

Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Accounts payable	$16,468	$83,553
Royalties payable	55,483	40,572
Accrued capital expenditures	71,771	79,747
Accrued interest	35,571	14,337
Leasehold payable	10,103	17,338
Other accrued liabilities	77,835	64,794
Total current liabilities	267,231	300,341

Long-term liabilities:
Long-term debt	1,312,582	1,435,790
Leasehold payable	2,469	6,289
Deferred tax liabilities	215,050	271,988
Derivative instruments	—	16,344
Other long-term liabilities	21,538	13,878
Total liabilities	1,818,870	2,044,630

Mezzanine equity:
Redeemable noncontrolling interest, net (Note 8)	377,480	—

Stockholders’ equity:
Common stock, $0.01 par value; authorized - 650,000,000 shares; issued and outstanding - 196,591,251 shares and 136,387,194 shares, respectively	1,966	1,364
Preferred stock, $0.01 par value; authorized - 50,000,000 shares; none issued	—	—
Additional paid in capital	2,766,335	1,416,523
Accumulated deficit	(237,851)	(137,990)
Stockholders’ equity before noncontrolling interest	2,530,450	1,279,897
Noncontrolling interests in consolidated subsidiaries	861,192	624,571
Total liabilities, mezzanine equity and stockholders’ equity	$5,587,992	$3,949,098

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2016	2015	2016	2015
Operating revenues:
Natural gas, oil and natural gas liquids sales	$162,354	$130,145	$397,108	$327,947
Gathering, compression and water distribution	25,176	13,388	73,456	34,755
Other revenue	11,390	88	24,296	3,353
Total operating revenues	198,920	143,621	494,860	366,055

Operating expenses:
Lease operating (1)	11,979	12,325	32,088	35,006
Gathering, compression and transportation	29,597	24,248	84,898	55,510
Production taxes and impact fees	3,695	1,955	8,005	5,103
Exploration	3,396	830	9,934	1,925
Midstream operation and maintenance	4,131	4,831	18,308	10,963
Incentive unit expense (income)	5,920	(686)	44,902	45,870
Acquisition expense	614	—	1,171	—
Impairment of fixed assets	—	—	2,595	—
General and administrative (1)	29,956	28,327	84,101	73,709
Depreciation, depletion and amortization	83,195	89,275	247,132	227,996
Amortization of intangible assets	411	408	1,222	1,224
Other expense (income)	10,153	(265)	25,800	3,624
Total operating expenses	183,047	161,248	560,156	460,930

Operating income (loss)	15,873	(17,627)	(65,296)	(94,875)
Interest expense	(24,421)	(23,949)	(73,744)	(63,437)
Other (loss) income	(1,900)	698	862	1,894
Gain on derivative instruments	183,915	127,072	52,539	184,729
Amortization of deferred financing costs	(1,247)	(1,313)	(4,416)	(3,722)
Income (loss) before income taxes	172,220	84,881	(90,055)	24,589
Income tax (expense) benefit	(81,142)	(19,797)	45,729	(18,335)
Net income (loss)	91,078	65,084	(44,326)	6,254
Less: Net income attributable to noncontrolling interests	(16,665)	(6,134)	(55,535)	(16,833)
Net income (loss) attributable to Rice Energy Inc.	74,413	58,950	(99,861)	(10,579)
Less: Preferred dividends and accretion of redeemable noncontrolling interests	(8,581)	—	(19,983)	—
Net income (loss) attributable to Rice Energy Inc. common stockholders	$65,832	$58,950	$(119,844)	$(10,579)

Weighted average number of shares of common stock—basic	157,021,239	136,381,909	148,911,387	136,330,198
Weighted average number of shares of common stock—diluted	159,111,560	136,521,828	148,911,387	136,330,198
Income (loss) per share—basic	$0.42	$0.43	$(0.80)	$(0.08)
Income (loss) per share—diluted	$0.41	$0.43	$(0.80)	$(0.08)

(1)
Stock-based compensation expense of $0.3 million and $5.6 million is included in lease operating and general and administrative expense, respectively, for the three months ended September 30, 2016, and $4.2 million is included in general and administrative expense for the three months ended September 30, 2015. Stock-based compensation expense of $0.5 million and $16.4 million is included in lease operating and general and administrative expense, respectively, for the nine months ended September 30, 2016, and $11.7 million is included in general and administrative expense for the nine months ended September 30, 2015. See Note 12 for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2016	2015
Cash flows from operating activities:
Net (loss) income	$(44,326)	$6,254
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	247,132	227,996
Amortization of deferred financing costs	4,416	3,722
Amortization of intangibles	1,222	1,224
Exploration	9,934	—
Incentive unit expense	44,902	45,870
Stock compensation expense	16,995	11,681
Impairment of fixed assets	2,595	—
Derivative instruments fair value gain	(52,539)	(184,729)
Cash receipts for settled derivatives	166,701	117,680
Deferred income tax (benefit) expense	(45,729)	14,296
Changes in operating assets and liabilities:
Increase in accounts receivable	(6,201)	(24,408)
Decrease (increase) in prepaid expenses and other assets	50	(3,200)
Decrease in accounts payable	(4,223)	(2,136)
Increase in accrued liabilities and other	24,528	39,177
Increase in royalties payable	14,911	16,969
Net cash provided by operating activities	380,368	270,396

Cash flows from investing activities:
Capital expenditures	(681,741)	(919,906)
Acquisition of midstream assets	(8,472)	—
Vantage Energy acquisition escrow deposit	(270,000)	—
Proceeds from sale of interest in gas properties	—	10,201
Net cash used in investing activities	(960,213)	(909,705)

Cash flows from financing activities:
Proceeds from borrowings	129,000	635,932
Repayments of debt obligations	(255,938)	(16,390)
Proceeds from shares of common stock issued in April 2016 offering, net of offering costs	311,764	—
Proceeds from shares of common stock issued in the September 2016 offering, net of offering costs	1,003,869	—
Proceeds from common units issued in the Partnership’s June 2016 offering, net of offering costs	164,029	—
Proceeds from common units issued in the Partnership’s ATM program, net of offering costs	15,713	—
Contributions to Strike Force Midstream by Gulfport Midstream	4,000	—
Debt issuance costs	(804)	(8,696)
Distributions to the Partnership’s public unitholders	(29,890)	(11,454)
Proceeds from issuance of redeemable noncontrolling interests, net of offering costs	368,758	—
Preferred dividends to redeemable noncontrolling interest holders	(6,900)	—

Employee tax withholding for settlement of stock compensation award vestings	(2,659)	—
Other cash flows from financing activities	90	(129)
Net cash provided by financing activities	1,701,032	599,263

Net increase (decrease) in cash	1,121,187	(40,046)
Cash at the beginning of the year	151,901	256,130
Cash at the end of the period	$1,273,088	$216,084

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Condensed Consolidated Statements of Equity
(Unaudited)

(in thousands)	Common Stock ($0.01 par)	Additional Paid-In Capital	Accumulated (Deficit) Earnings	Stockholders Equity before Non-Controlling Interest	Non-Controlling Interest	Total
Balance, January 1, 2015	$1,363	$1,368,001	$153,346	$1,522,710	$442,458	$1,965,168
Incentive unit compensation	—	45,870	—	45,870	—	45,870
Stock compensation	1	8,719	—	8,720	2,898	11,618
Distributions to the Partnership’s public unitholders	—	—	—	—	(11,454)	(11,454)
Offering costs related to the Partnership’s IPO	—	—	—	—	(129)	(129)
Consolidated net income (loss)	—	—	(10,579)	(10,579)	16,833	6,254
Balance, September 30, 2015	$1,364	$1,422,590	$142,767	$1,566,721	$450,606	$2,017,327

Balance, January 1, 2016	$1,364	$1,416,523	$(137,990)	$1,279,897	$624,571	$1,904,468
Incentive unit compensation	—	44,902	—	44,902	—	44,902
Stock compensation	—	14,525	—	14,525	2,641	17,166
Issuance of common stock upon vesting of stock compensation awards, net of tax withholdings	2	(1,541)	—	(1,539)	—	(1,539)
Issuance of phantom units upon vesting of equity-based compensation, net of tax withholdings	—	(3,213)	—	(3,213)	2,063	(1,150)
Shares of common stock issued in April 2016 offering, net of offering costs	200	311,564	—	311,764	—	311,764
Shares of common stock issued in September 2016 offering, net of offering costs	400	1,003,469	—	1,003,869	—	1,003,869
Conversion of warrants into shares of common stock	—	89	—	89	—	89
Preferred dividends on redeemable noncontrolling interest	—	(18,404)	—	(18,404)	—	(18,404)
Accretion of redeemable noncontrolling interest	—	(1,579)	—	(1,579)	—	(1,579)
Common units issued pursuant to the Partnership in June 2016 offering, net of offering costs	—	—	—	—	164,029	164,029
Common units issued pursuant to the Partnership’s ATM program, net of offering costs	—	—	—	—	15,713	15,713
Contribution from noncontrolling interest	—	—	—	—	26,530	26,530
Distributions to the Partnership’s public unitholders	—		—	—	(29,890)	(29,890)
Consolidated net (loss) income	—	—	(99,861)	(99,861)	55,535	(44,326)
Balance, September 30, 2016	$1,966	$2,766,335	$(237,851)	$2,530,450	$861,192	$3,391,642
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of Rice Energy Inc. (the “Company”) have been prepared by the Company’s management in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of September 30, 2016 and December 31, 2015 and its condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 and of cash flows for the nine months ended September 30, 2016 and 2015.
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
Accounts receivable are primarily from the Company’s joint interest partners and natural gas marketers. The Company extends credit to parties in the normal course of business based upon management’s assessment of their creditworthiness. A valuation allowance is provided for those accounts for which collection is estimated as doubtful; uncollectible accounts are written off and charged against the allowance. In estimating the allowance, management considers, among other things, how recently and how frequently payments have been received and the financial position of the party. There was no allowance recorded for any of the periods presented in the condensed consolidated financial statements. Accounts receivable as of September 30, 2016 and December 31, 2015 are detailed below.

(in thousands)	September 30, 2016	December 31, 2015
Joint interest	$61,800	$76,985
Natural gas sales	82,946	71,512
Other	16,269	6,317
Total accounts receivable	$161,015	$154,814

3.	Long-Term Debt
Long-term debt consists of the following as of September 30, 2016 and December 31, 2015:

(in thousands)	September 30, 2016	December 31, 2015
Long-term Debt
Senior Notes Due 2022, net of unamortized deferred finance costs of $12,587 and $14,316, respectively (a)	$887,413	$885,684
Senior Notes Due 2023, net of unamortized deferred finance costs of $6,337 and $7,117, respectively (b)	391,169	390,106
Senior Secured Revolving Credit Facility (c)	—	—
Midstream Holdings Revolving Credit Facility (d)	34,000	17,000
RMP Revolving Credit Facility (e)	—	143,000
Total long-term debt	$1,312,582	$1,435,790
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
As of September 30, 2016, the borrowing base was $875.0 million (with a $750.0 million lender commitment amount) and the sublimit for letters of credit was $250.0 million. The Company had zero borrowings outstanding and $220.4 million in letters of credit outstanding under the Amended Credit Agreement as of September 30, 2016, resulting in availability of $529.6 million. As of September 30, 2016, the maturity date of the Senior Secured Revolving Credit Facility was January 29, 2019.
In connection with the closing of the Vantage Acquisition, on October 19, 2016, the Company entered into a Fourth Amended and Restated Credit Agreement (the “Fourth Amended and Restated Credit Agreement”) effective upon the closing of the Vantage Acquisition to, among other things, (i) permit the completion of the Vantage Acquisition, (ii) extend the maturity date of the credit facility from January 29, 2019 to October 19, 2021, (iii) increase the borrowing base from $875.0 million to $1.0 billion without giving effect to the oil and gas properties acquired pursuant to the Vantage Acquisition, (iv) add the Company as a guarantor, (v) increase the minimum required mortgage percentage (as it applies to proved reserves) to be 85% of proved reserves, (vi) amend the restricted payments covenant to permit certain distributions by Rice Energy Operating to its members, (vii) replace the interest coverage ratio with a consolidated total leverage ratio or consolidated net leverage ratio, as applicable, to commence with the last day of the fiscal quarter ended December 31, 2016 and (viii) adjust the interest rate payable on amounts borrowed thereunder (as described below).
Following the effectiveness of the Fourth Amended and Restated Credit Agreement, Eurodollar loans under the Senior Secured Revolving Credit Facility bear interest at a rate per annum equal to LIBOR plus an applicable margin ranging from 225 to 325 basis points, depending on the percentage of borrowing base utilized, and base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 125 to 225 basis points, depending on the percentage of borrowing base utilized.
The Senior Secured Revolving Credit Facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Senior Secured Revolving Credit Facility to be immediately due and payable. The Company was in compliance with its covenants and ratios effective as of September 30, 2016.
Midstream Holdings Revolving Credit Facility (d)
On December 22, 2014, Rice Midstream Holdings LLC (“Midstream Holdings”) entered into a revolving credit facility (the “Midstream Holdings Revolving Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders with a maximum credit amount of $300.0 million and a sublimit for letters of credit of $25.0 million.
As of September 30, 2016, Midstream Holdings had $34.0 million of borrowings outstanding and no letters of credit under this facility. The year-to-date average daily outstanding balance of the credit facility was approximately $23.8 million, and interest was incurred on the facility at a weighted average interest rate of 4.2% through September 30, 2016. The credit facility is available to fund working capital requirements and capital expenditures and to purchase assets. The maturity date of the Midstream Holdings Revolving Credit Facility is December 22, 2019.
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
The Midstream Holdings Revolving Credit Facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Midstream Holdings Revolving Credit Facility to be immediately due and payable. Midstream Holdings was in compliance with its covenants and ratios effective as of September 30, 2016.
RMP Revolving Credit Facility (e)
On December 22, 2014, Rice Midstream OpCo, a wholly-owned subsidiary of the Partnership, entered into a revolving credit facility (the “RMP Revolving Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders. As of September 30, 2016, the RMP Revolving Credit Facility had a maximum credit amount of $450.0 million with an additional $200.0 million of commitments available under an accordion feature subject to lender approval. The RMP Revolving Credit Facility provides for a letter of credit sublimit of $50.0 million. As of September 30, 2016, Rice Midstream OpCo had no borrowings outstanding and no letters of credit under this facility. The year-to-date average daily outstanding balance of the credit facility was approximately $96.5 million and interest was incurred on the facility at a weighted average interest rate of 3.3% through September 30, 2016. The RMP Revolving Credit Facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes. The maturity date of the RMP Revolving Credit Facility is December 22, 2019.
In connection with the completion of the Partnership’s acquisition of the midstream assets associated with the Vantage Acquisition from the Company (the “Vantage Midstream Asset Acquisition”), on October 19, 2016, Rice Midstream OpCo entered into a second amendment (the “Second Amendment”) to its credit agreement to, among other things, (i) permit the completion of the Vantage Midstream Asset Acquisition, (ii) increase the Partnership’s ability to borrow under the facility from $450.0 million (with an additional $200.0 million of commitments available under an accordion feature) to $850.0 million and (iii) adjust the interest rate payable on amounts borrowed thereunder (as described below). The Partnership completed the Vantage Midstream Asset Acquisition on October 19, 2016. See Note 16 for additional information.
Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. Under the RMP Revolving Credit Facility, Rice Midstream OpCo may elect to borrow in Eurodollars or at the base rate. Following the effectiveness of the Second Amendment, Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 200 to 300 basis points, depending on the leverage ratio then in effect, and base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 100 to 200 basis points, depending on the leverage ratio then in effect. Following the effectiveness of the Second Amendment, Rice Midstream OpCo also pays a commitment fee based on the undrawn commitment amount ranging from 37.5 to 50 basis points.
The RMP Revolving Credit Facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the RMP Revolving Credit Facility to be immediately due and payable. The Partnership was in compliance with its covenants and ratios effective as of September 30, 2016.
Expected Aggregate Maturities
Expected aggregate maturities of the notes payable as of September 30, 2016 are as follows (in thousands):

Remainder of Year Ending December 31, 2016	$—
Year Ending December 31, 2017	—
Year Ending December 31, 2018	—
Year Ending December 31, 2019	34,000
Year Ending December 31, 2020 and Beyond	1,278,582
Total	$1,312,582
Interest paid in cash was approximately $3.0 million and $52.0 million for the three and nine months ended September 30, 2016, respectively, and $2.8 million and $33.9 million for the three and nine months ended September 30, 2015, respectively.

4.	Derivative Instruments
The Company uses derivative commodity instruments that are placed with major financial institutions whose creditworthiness is regularly monitored. Substantially all of the Company’s derivative counterparties share in the Senior Secured Revolving Credit Facility collateral. The Company has entered into various derivative contracts to manage price risk and to achieve more predictable cash flows. As a result of the Company’s hedging activities, the Company may realize prices that are greater or less than the market prices that it would have received otherwise.
As of September 30, 2016, the Company has entered into derivative instruments with various financial institutions, fixing the price it receives for a portion of its future sales of produced natural gas. The Company’s fixed price derivatives primarily include swap and collar contracts that are tied to the commodity prices on NYMEX. As of September 30, 2016, the Company has entered into NYMEX hedging contracts through December 31, 2020, hedging a total of approximately 964 Bcf of its projected natural gas production at a weighted average price of $3.06 per MMBtu. Additionally, the Company has entered into basis swap contracts to hedge the difference between the NYMEX index price and various local index prices. The fixed price and basis hedging contracts the Company has entered into through December 31, 2020 at other various sales points cover a total of approximately 687 Bcf.

The Company recognizes all derivative instruments as either assets or liabilities at fair value per FASB ASC 815. The Company’s derivative commodity instruments have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized currently in earnings. The following tables present the gross amounts of recognized derivative assets and liabilities, the amounts offset under netting arrangements with counterparties, and the resulting net amounts presented in the consolidated balance sheets for the periods presented, all at fair value:

	As of September 30, 2016
(in thousands)	Derivative instruments, gross	Derivative instruments subject to master netting arrangements	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, net
Derivative assets	$309,478	$(145,652)	$163,826
Derivative liabilities	$1,658	$(84)	$1,574

	As of December 31, 2015
(in thousands)	Derivative instruments, gross	Derivative instruments subject to master netting arrangements	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, net
Derivative assets	$372,414	$(79,509)	$292,905
Derivative liabilities	$21,043	$(4,200)	$16,843

5.	Fair Value of Financial Instruments
The Company determines the fair value of its financial instruments, which are comprised primarily of derivative instruments, on a recurring basis as these instruments are required to be recorded at fair value for each reporting amount. Certain amounts in the Company’s financial statements were measured at fair value on a nonrecurring basis, including discounts associated with long-term debt. Fair value is based on quoted market prices, where available. If quoted market prices are not available, fair value is based upon models that use as inputs market-based parameters, including but not limited to forward curves, discount rates, broker quotes, volatilities and nonperformance risk.
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

The following assets and liabilities were measured at fair value on a recurring basis during the period (refer to Note 4 for details relating to derivative instruments):

	As of September 30, 2016
		Fair Value Measurements at Reporting Date Using
(in thousands)	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative instruments, at fair value	$163,826	$163,826	$—	$163,826	$—
Total assets	$163,826	$163,826	$—	$163,826	$—

Liabilities:
Derivative instruments, at fair value	$1,574	$1,574	$—	$1,574	$—
Total liabilities	$1,574	$1,574	$—	$1,574	$—

	As of December 31, 2015
		Fair Value Measurements at Reporting Date Using
(in thousands)	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative instruments, at fair value	$292,905	$292,905	$—	$292,905	$—
Total assets	$292,905	$292,905	$—	$292,905	$—

Liabilities:
Derivative instruments, at fair value	$16,843	$16,843	$—	$16,843	$—
Total liabilities	$16,843	$16,843	$—	$16,843	$—
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
The estimated fair value and carrying amount of long-term debt as reported on the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 is shown in the table below (refer to Note 3 for details relating to the debt instruments). The fair value was estimated using Level 2 inputs based on rates reflective of the remaining maturity as well as the Company’s financial position. The carrying value of the revolving credit facilities approximates fair value for the periods presented below.

	As of September 30, 2016		As of December 31, 2015
Long-Term Debt (in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes Due 2022	$900,000	$936,000	$900,000	$650,250
Senior Notes Due 2023	397,506	428,000	397,222	294,000
Midstream Holdings Revolving Credit Facility	34,000	34,000	17,000	17,000
RMP Revolving Credit Facility	—	—	143,000	143,000
Total	$1,331,506	$1,398,000	$1,457,222	$1,104,250

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
The operating results of the Company’s reportable segments were as follows for the three months ended September 30, 2016:

(in thousands)	Exploration and Production	Rice Midstream Holdings	Rice Midstream Partners	Elimination of Intersegment Transactions	Consolidated Total
Total operating revenues	$174,085	$18,985	$41,067	$(35,217)	$198,920
Total operating expenses	191,867	8,055	15,531	(32,406)	183,047
Operating (loss) income	$(17,782)	$10,930	$25,536	$(2,811)	$15,873

Capital expenditures for segment assets	$148,865	$31,766	$22,660	$(6,079)	$197,212
Depreciation, depletion and amortization	$79,736	$1,577	$5,489	$(3,607)	$83,195
The operating results of the Company’s reportable segments were as follows for the three months ended September 30, 2015:

(in thousands)	Exploration and Production	Rice Midstream Holdings	Rice Midstream Partners	Elimination of Intersegment Transactions	Consolidated Total
Total operating revenues	$130,233	$8,691	$30,075	$(25,378)	$143,621
Total operating expenses	161,898	3,168	14,065	(17,883)	161,248
Operating (loss) income	$(31,665)	$5,523	$16,010	$(7,495)	$(17,627)

Capital expenditures for segment assets	$185,897	$50,880	$68,304	$(7,972)	$297,109
Depreciation, depletion and amortization	$84,408	$928	$4,417	$(478)	$89,275
The operating results of the Company’s reportable segments were as follows for the nine months ended September 30, 2016:

(in thousands)	Exploration and Production	Rice Midstream Holdings	Rice Midstream Partners	Elimination of Intersegment Transactions	Consolidated Total
Total operating revenues	$421,745	$41,509	$142,157	$(110,551)	$494,860
Total operating expenses	566,765	23,452	52,004	(82,065)	560,156
Operating (loss) income	$(145,020)	$18,057	$90,153	$(28,486)	$(65,296)

Capital expenditures for segment assets	$535,185	$86,033	$97,679	$(37,156)	$681,741
Depreciation, depletion and amortization	$234,207	$4,222	$17,714	$(9,011)	$247,132

The operating results of the Company’s reportable segments were as follows for the nine months ended September 30, 2015:

(in thousands)	Exploration and Production	Rice Midstream Holdings	Rice Midstream Partners	Elimination of Intersegment Transactions	Consolidated Total
Total operating revenues	$331,300	$17,879	$85,146	$(68,270)	$366,055
Total operating expenses	463,525	8,042	36,883	(47,520)	460,930
Operating (loss) income	$(132,225)	$9,837	$48,263	$(20,750)	$(94,875)

Capital expenditures for segment assets	$638,539	$125,022	$178,104	$(21,759)	$919,906
Depreciation, depletion and amortization	$216,665	$1,887	$10,454	$(1,010)	$227,996
The assets of the Company’s reportable segments were as follows as of September 30, 2016:

(in thousands)	Exploration and Production	Rice Midstream Holdings	Rice Midstream Partners	Elimination of Intersegment Transactions	Consolidated Total
Segment assets	$4,464,726	$418,130	$757,912	$(52,776)	$5,587,992
Goodwill	$—	$—	$39,142	$—	$39,142
The assets of the Company’s reportable segments were as follows as of December 31, 2015:

(in thousands)	Exploration and Production	Rice Midstream Holdings	Rice Midstream Partners	Elimination of Intersegment Transactions	Consolidated Total
Segment assets	$2,982,793	$300,148	$689,790	$(23,633)	$3,949,098
Goodwill	$—	$—	$39,142	$—	$39,142

7.	Commitments and Contingencies
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
The Company has commitments for gathering and firm transportation under existing contracts with third parties. Future payments under these contracts as of September 30, 2016 totaled $4.8 billion (remainder of 2016 - $33.4 million, 2017 - $153.8 million, 2018 - $229.2 million, 2019 - $224.9 million, 2020 - $224.6 million, 2021 - $224.2 million and thereafter - $3.7 billion).
As of September 30, 2016, the Company had three horizontal rigs under contract, of which two expire in 2017 and one expires in 2018. As of September 30, 2016, the Company also had one tophole drilling rig under contract, which expires in 2018. Future payments under these contracts as of September 30, 2016 totaled $43.6 million (remainder of 2016 - $8.5 million, 2017 - $26.1 million and 2018 - $9.0 million). Any other rig performing work for the Company is performed on a well-by-well basis and therefore can be released without penalty at the conclusion of drilling on the current well, the costs of which have not been included in the amounts above. The values above represent the gross amounts that the Company is committed to pay without regard to its proportionate share based on its working interest.

Litigation
From time to time the Company is party to various legal and/or regulatory proceedings arising in the ordinary course of business. While the ultimate outcome and impact to the Company cannot be predicted with certainty, the Company believes that all such matters are without merit and involve amounts which, if resolved unfavorably, either individually or in the aggregate, will not have a material adverse effect on its financial condition, results of operations or cash flows. When it is determined that a loss is probable of occurring and is reasonably estimable, the Company accrues an undiscounted liability for such contingencies based on its best estimate using information available at the time. The Company discloses contingencies where an adverse outcome may be material, or in the judgment of management, the matter should otherwise be disclosed.
The Company is currently negotiating a settlement with the Pennsylvania Department of Environmental Protection (“DEP”) relating to civil penalties for certain Notices of Violations received from December 2011 through April 2016 under the Clean Streams Law, the 2012 Oil and Gas Act, the Solid Waste Management Act, and the Dam Safety and Encroachments Act. As of September 30, 2016, the Company has accrued $3.6 million for contingencies associated with these settlement negotiations with the DEP.

8.	Mezzanine Equity
On February 17, 2016, the Company, Midstream Holdings and Rice Midstream GP Holdings LP, a Delaware limited partnership (“GP Holdings”) and subsidiary of Midstream Holdings, entered into a securities purchase agreement (the “Securities Purchase Agreement”) with EIG Energy Fund XVI, L.P., EIG Energy Fund XVI-E, L.P., and EIG Holdings (RICE) Partners, LP (collectively, the “Investors”) pursuant to which (i) Midstream Holdings agreed to issue and sell 375,000 Series B Units (“Series B Units”) with an aggregate liquidation preference of $375.0 million and (ii) GP Holdings agreed to issue and sell common units representing an 8.25% limited partner interest in GP Holdings (“GP Holdings Common Units”) for aggregate consideration of $375.0 million in a private placement (the “Midstream Holdings Investment”) exempt from the registration requirements under the Securities Act. In conjunction with the Securities Purchase Agreement, Midstream Holdings issued 1,000 Series A Units to Rice Energy Operating LLC (“Rice Energy Operating” or “REO”), a subsidiary of the Company formerly known as Rice Energy Appalachia, LLC. The Midstream Holdings Investment closed on February 22, 2016 (the “Closing Date”).
In connection with the closing, on February 22, 2016, (i) REO and the Investors entered into the Amended and Restated Limited Liability Company Agreement of Midstream Holdings, which defines the preferences, rights, powers and duties of holders of the Series B Units (the “LLC Agreement”) and (ii) Rice Midstream GP Management LLC (“GP Management”), as general partner of GP Holdings, and Midstream Holdings and the Investors, as limited partners, entered into the Amended and Restated Agreement of Limited Partnership of GP Holdings, which defines the preferences, rights, powers and duties of holders of the GP Holdings Common Units (the “GP Holdings A&R LPA”).
In connection with the Midstream Holdings Investment, Midstream Holdings received gross proceeds of $375.0 million less transaction fees and expenses of approximately $6.2 million. Midstream Holdings used approximately $69.0 million of the proceeds to reduce outstanding borrowings under the Midstream Holdings Revolving Credit Facility and $300.0 million was distributed to the Company.
Series B Units
Pursuant to the LLC Agreement, the Series B Units rank senior to all other equity interests in Midstream Holdings with respect to the payment of distributions and distribution of assets upon liquidation, dissolution and winding up. The Series B Units will pay quarterly distributions at a rate of 8% per annum, payable in cash or “in-kind” through the issuance of additional Series B Units, subject to certain exceptions, at Midstream Holdings’ option for the first two years, and in cash thereafter. Distributions are payable on January 1, April 1, July 1 and October 1 of each year that the Series B Units remain outstanding. For purposes of the October 1, 2016 quarterly distribution, the Company paid $3.3 million in cash in September 2016 and elected to distribute approximately 4,361 Series B Units in lieu of cash distributions of $4.4 million.
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
In relation to the Series B Units, the occurrence of certain events or violations of certain financial and non-financial restrictions will constitute “Triggering Events” that may result in various consequences, including additional restrictions on the activities of Midstream Holdings, including the termination of the Investor’s additional commitment, increases in the distribution rate, additional governance rights for the Investors and other measures depending on the applicable Triggering Event. As of September 30, 2016, the Company views the likelihood of the occurrence of a Triggering Event to be remote.
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
GP Holdings Common Units
Pursuant to the GP Holdings A&R LPA, the holders of the GP Holdings Common Units are entitled to distributions of GP Holdings in proportion to their pro rata share of the outstanding GP Holdings Common Units. Distributions will occur upon GP Holdings receipt of any distributions of cash in respect of the equity interests in the Partnership held by GP Holdings.
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
From September 30, 2016 until the eighteen-month anniversary of the closing of the Midstream Holdings Investment, upon the satisfaction of certain financial and operational metrics, Midstream Holdings has the right to require the Investors to purchase additional Series B Units and GP Holdings Common Units. Midstream Holdings may require the Investors to purchase at least $25.0 million of additional units on up to three occasions, up to a total aggregate amount of $125.0 million. Pursuant to the Securities Purchase Agreement, Midstream Holdings is required to pay the Investors a quarterly cash commitment fee of 2% per annum on any undrawn amounts of the additional $125.0 million commitment. The commitment fee paid in cash was approximately $0.6 million and $1.5 million for the three and nine months ended September 30, 2016. No additional units have been purchased by the Investors since the closing of the Midstream Holdings Investment.
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

(in thousands)
At Inception
Noncontrolling interest in Series B Units	$341,661
Noncontrolling interest in GP Holdings Common Units	33,339
Less: issuance costs and fees	(6,242)
Carrying amount of redeemable noncontrolling interest at inception	$368,758
While the Series B Units are not currently redeemable, the initial value allocated to them will be accreted to their full redemption value through February 22, 2026 using the effective interest rate method, as it is considered probable that they will become redeemable. The following table represents detail of the balance of redeemable noncontrolling interest, net on the condensed consolidated balance sheet as of September 30, 2016.

(in thousands)
As of September 30, 2016
Face amount of Series B Units	$375,000
Plus: distributions paid in kind	7,143
Less: un-accreted discount	(32,130)
Carrying amount of noncontrolling interest in Series B Units	350,013
Plus: Noncontrolling interest in GP Holdings Common Units	33,339
Less: unamortized issuance costs and fees	(5,872)
Redeemable noncontrolling interest, net	$377,480

9.	Stockholders’ Equity
The Company’s Board of Directors did not declare or pay a dividend for the three months or nine months ended September 30, 2016. On August 11, 2016, a cash distribution of $0.2235 per common and subordinated unit was paid by the Partnership to the Partnership’s unitholders related to the second quarter of 2016. On October 20, 2016, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders for the third quarter of 2016 of $0.2370 per common and subordinated unit. The cash distribution will be paid on November 10, 2016 to unitholders of record at the close of business on November 1, 2016. Also on November 10, 2016, a cash distribution of $0.4 million will be made to GP Holdings related to its incentive distribution rights in the Partnership in accordance with the partnership agreement.
On April 15, 2016, the Company issued and completed a public offering (the “April 2016 Equity Offering”) of an aggregate of 29,858,891 shares of common stock at a price to the public of $16.35 per share, which included 20,000,000 shares sold by the Company and 9,858,891 shares sold by NGP Rice Holdings LLC (“NGP Holdings”). On April 21, 2016, NGP Holdings sold an additional 4,478,834 shares of common stock pursuant to the exercise of the underwriter’s option to purchase additional shares. After deducting underwriting discounts and commissions of $15.0 million and transaction costs, the Company received net proceeds of $311.8 million. The Company received no proceeds from the sale of shares by NGP Holdings. The Company intends to use the net proceeds of the April 2016 Equity Offering for general corporate purposes, which may include funding a portion of its 2017 capital budget.
On September 30, 2016, the Company issued and completed a public offering (the “September 2016 Equity Offering”) of an aggregate of 40,000,000 shares of common stock at a price to the public of $25.50 per share. On October 11, 2016, the Company sold an additional 6,000,000 shares of common stock pursuant to the exercise of the underwriters’ option to purchase additional shares of common stock in connection with the September 2016 Equity Offering. After deducting underwriting discounts and commissions of approximately $17.9 million and transaction costs, the Company received net proceeds of approximately $1.2 billion, which includes proceeds from the exercised underwriters’ option. The Company used the net proceeds from the offering primarily to fund a portion of the Vantage Acquisition. The Company will use the remaining proceeds for general corporate purposes. See Note 16 for additional information.
The Company’s authorized common stock includes 650,000,000 shares of common stock, $0.01 par value per share. The following table presents a summary of changes to the Company’s common shares from December 31, 2015 through September 30, 2016:

Balance, December 31, 2015	136,387,194
April 2016 Equity Offering	20,000,000
September 2016 Equity Offering	40,000,000
Conversion of warrants into shares of common stock	30,242
Common stock awards vested, net	173,815
Balance, September 30, 2016	196,591,251

10.	Incentive Units
In connection with the Company’s initial public offering (“IPO”) and the related corporate reorganization, the REO incentive unit holders contributed their REO incentive units to NGP Holdings and Rice Energy Holdings LLC (“Rice Holdings”) in return for (i) incentive units in such entities that, in the aggregate, were substantially similar to the REO incentive units they previously held and (ii) shares of common stock in the amount of $3.4 million related to the extinguishment of the incentive burden attributable to Mr. Daniel J. Rice III. No payments were made in respect of incentive units prior to the completion of the Company’s IPO. As a result of the IPO, the payment likelihood related to the NGP Holdings and Rice Holdings incentive units was deemed probable, requiring the Company to recognize compensation expense. The compensation expense related to these interests is treated as additional paid in capital from NGP Holdings and Rice Holdings in the Company’s financial statements and is not deductible for federal or state income tax purposes. The compensation expense recognized is a non-cash charge, with the settlement obligation resting on NGP Holdings and Rice Holdings, and as such, the incentive units are not dilutive to Rice Energy Inc.
NGP Holdings
The NGP Holdings incentive units are considered a liability-based award and are adjusted to fair market value on a quarterly basis until all payments have been made. As a result of NGP’s sale of its remaining shares of the Company’s common stock in connection with the Company’s April 2016 Equity Offering, NGP Holdings paid approximately $47.5 million to holders of certain classes of NGP Holdings incentive units which resulted in the settlement of the remaining NGP Holdings incentive unit obligation. As such, the cumulative expense attributable to the NGP Holdings incentive units as of June 30, 2016 was adjusted to equal the cumulative cash payments made by NGP Holdings to NGP Holdings incentive unit holders. As a result, the Company recognized $27.3 million of compensation expense for the six months ended June 30, 2016. No future expense will be recognized related to the NGP Holdings incentive units as a result of the April 2016 settlement of the remaining NGP Holdings incentive unit obligation. The Company recognized $(7.7) million and $(8.6) million of non-cash compensation income for the three and nine months ended September 30, 2015, respectively.
Rice Holdings
The Rice Holdings incentive units are considered an equity-based award with the fair value of the award determined at the grant date and amortized over the service period of the award using the straight-line method. Compensation expense relative to the Rice Holdings incentive units was $5.9 million and $17.6 million for the three and nine months ended September 30, 2016, respectively, and $7.1 million (including $1.7 million related to changes in certain service condition assumptions) and $27.7 million (including $12.8 million related to changes in certain service condition assumptions) for the three and nine months ended September 30, 2015, respectively. The Company will recognize approximately $21.6 million of additional compensation expense over the next year related to the Rice Holdings incentive units.
In August 2014, the triggering event for the Rice Holdings incentive units was achieved. As a result, in September 2014, 2015 and 2016, Rice Holdings distributed one quarter, one third and one half, respectively, of its then-remaining assets (consisting solely of shares of the Company’s common stock) to its members pursuant to the terms of its limited liability company agreement. In addition, in September 2017, Rice Holdings will distribute all of its then-remaining assets (consisting solely of shares of the Company’s common stock) to its members pursuant to the terms of its limited liability company agreement. As a result, over time, the shares of the Company’s common stock held by Rice Holdings will be transferred in their entirety to the members of Rice Holdings.
Combined
Total combined compensation expense (income) attributable to the incentive units was $5.9 million and $44.9 million for the three and nine months ended September 30, 2016, respectively, and $(0.7) million and $45.9 million for the three and nine months ended September 30, 2015, respectively.

Three tranches of the incentive units have a time vesting feature. A roll forward of those units from December 31, 2015 to September 30, 2016 is included below.

Vested Units Balance, December 31, 2015	2,828,199
Vested During Period	1,171,801
Forfeited During Period	—
Granted During Period	—
Canceled During Period	—
Vested Units Balance, September 30, 2016	4,000,000
Two tranches of the incentive units do not have a time vesting feature, and their payouts are triggered upon a future payment condition. As such, none of these awards have vested as of September 30, 2016.

11.	Variable Interest Entities
Pursuant to an evaluation performed upon adoption of Accounting Standards Update (“ASU”) 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” the Company concluded that the Partnership, GP Holdings and Strike Force Midstream LLC (“Strike Force Midstream”), a subsidiary of Midstream Holdings and Gulfport Midstream Holdings, LLC, each meet the criteria for variable interest entity (“VIE”) classification, as described in further detail below.
Rice Midstream Partners LP
The Company evaluated the Partnership for consolidation and determined the Partnership to be a VIE. The Company determined that the primary beneficiary of the Partnership is GP Holdings. As of September 30, 2016, Midstream Holdings held a significant indirect interest in the Partnership through its ownership of a 91.75% limited liability partnership interest in GP Holdings, which owned an approximate 35% limited partner interest in the Partnership, and through ownership of its wholly-owned subsidiary Rice Midstream Management LLC (the “GP”), which holds all of the substantive voting and participating rights in the Partnership. As a result, the related party group of GP Holdings and the GP collectively hold the power to direct the activities of the Partnership that most significantly impact the Partnership’s economic performance and the obligation to absorb losses or the right to receive benefits from the Partnership that could potentially be significant to the Partnership.
As of September 30, 2016, the Company consolidated the Partnership, recording noncontrolling interest related to the net income of the Partnership attributable to its public unitholders. The following table presents summary information of assets and liabilities of the Partnership that is included in the Company’s condensed consolidated balance sheets that are for the use or obligation of the Partnership.

(in thousands)	September 30, 2016	December 31, 2015
Assets (liabilities):
Cash	$7,634	$7,597
Accounts receivable	8,831	9,926
Other current assets	104	192
Property and equipment, net	644,625	578,026
Goodwill and intangible assets, net	84,079	85,301
Deferred financing costs, net	2,002	2,310
Accounts payable	(2,587)	(13,484)
Accrued capital expenditures	(12,270)	(15,277)
Other current liabilities	(6,396)	(3,067)
Long-term debt	—	(143,000)
Other long-term liabilities	(3,283)	(3,128)
The following table presents summary information of the Partnership’s financial performance included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015, inclusive of affiliate amounts.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Operating revenues	$41,067	$30,075	$142,157	$85,146
Operating expenses	15,531	14,065	52,004	36,883
Net income	24,989	13,260	87,351	39,976

Net cash provided by operating activities			$109,504	$57,030
Net cash used in investing activities			(97,679)	(178,104)
Net cash (used in) provided by financing activities			(11,788)	118,122
The following table presents the Company’s change in limited partner ownership of the Partnership for the periods presented.

As of:	Partnership units owned by GP Holdings (Common and Subordinated)	Total Partnership Units Outstanding	GP Holdings % Ownership in the Partnership	% Ownership in the Partnership Retained by the Company
January 1, 2015 and September 30, 2015	28,757,246	57,507,246	50%	50%

December 31, 2015	28,757,246	70,917,372	41%	41%
Equity offering in June 2016	—	9,200,000
Common units issued under ATM program	—	944,700
Vested phantom units, net	—	124,402
September 30, 2016	28,757,246	81,186,474	35%	33%
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
As of September 30, 2016, the Company consolidates GP Holdings, recording noncontrolling interest related to the ownership interests of GP Holdings attributable to the Investors. GP Holdings has no significant assets, liabilities or operations other than consolidation of the Partnership.
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
As of September 30, 2016, the Company consolidates Strike Force Midstream, recording noncontrolling interest related to the ownership interests of Strike Force Midstream attributable to Gulfport Midstream. The following table presents summary information of assets and liabilities of Strike Force Midstream that is included in the Company’s condensed consolidated balance sheet that are for the use or obligation of Strike Force Midstream.

(in thousands)	September 30, 2016
Assets (liabilities):
Cash	$23,795
Accounts receivable	1,376
Property and equipment, net	90,146
Accounts payable	(2,957)
Accrued capital expenditures	(4,572)
Other current liabilities	(918)
The following table presents summary information for Strike Force Midstream’s financial performance included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2016 and cash flows for the nine months ended September 30, 2016, inclusive of affiliate amounts.

(in thousands)	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Operating revenues	$1,972	$4,855
Operating expenses	1,718	4,133
Net income	254	722

Net provided by operating activities		$641
Net cash used in investing activities		(33,845)
Net cash provided by financing activities		57,000

12.	Stock-Based Compensation
From time to time, the Company grants stock-based compensation awards to certain non-employee directors and employees under the Company’s long-term incentive plan (the “LTIP”). Pursuant to the LTIP, the aggregate maximum number of shares of the Company’s common stock issued under the LTIP may not exceed 17,500,000 shares. The Company has granted both restricted stock units, which vest upon the passage of time, and performance stock units, which vest based upon the passage of time and attainment of specified Company performance criteria. During the nine months ended September 30, 2016, the Company granted approximately 1.3 million restricted stock units, which are expected to vest ratably over approximately one to three years. During the nine months ended September 30, 2016, the Company granted approximately 1.0 million of performance stock units, which are expected to cliff vest over approximately three years. Stock-based compensation cost related to awards under the LTIP was $5.4 million and $14.5 million for the three and nine months ended September 30, 2016, respectively, and $3.3 million and $8.7 million for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, the Company has unrecognized compensation cost related to LTIP awards of $29.0 million which will be recognized over a period of one to three years.
Additionally, from time to time, phantom unit awards are granted under the Rice Midstream Partners LP 2014 Long Term Incentive Plan to certain non-employee directors of the Partnership and executive officers and employees of the Company that provide services to the Partnership under an omnibus agreement. The Partnership recorded $0.6 million and $2.6 million of equity-based compensation cost related to previously issued awards in the three and nine months ended September 30, 2016, respectively, and $1.0 million and $3.0 million for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, the Partnership has unrecognized compensation cost related to these awards of $0.8 million which will be recognized over a period of approximately one year.
Further information on stock-based compensation recorded in the condensed consolidated financial statements is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
General and administrative expense	$5,591	$4,213	$16,380	$11,681
Lease operating and midstream operation and maintenance expense	362	—	615	—
Property, plant and equipment, net	162	—	425	—
Total cost of stock-based compensation plans	$6,115	$4,213	$17,420	$11,681

13.	Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share takes into account the dilutive effect of potential common stock that could be issued by the Company in conjunction with stock awards that have been granted to directors and employees. The following is a calculation of the basic and diluted weighted-average number of shares of common stock outstanding and EPS for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2016	2015	2016	2015
Income (loss) (numerator):
Net income (loss) attributable to Rice Energy Inc.	$74,413	$58,950	$(99,861)	$(10,579)
Less: Preferred dividends on redeemable noncontrolling interest	(7,685)	—	(18,404)	—
Less: Accretion of redeemable noncontrolling interest	(896)	—	(1,579)	—
Net income (loss) available to common stockholders	$65,832	$58,950	$(119,844)	$(10,579)

Weighted-average number of shares of common stock (denominator):
Basic	157,021,239	136,381,909	148,911,387	136,330,198
Diluted	159,111,560	136,521,828	148,911,387	136,330,198

Income (loss) per share:
Basic	$0.42	$0.43	$(0.80)	$(0.08)
Diluted	$0.41	$0.43	$(0.80)	$(0.08)
For the three months ended September 30, 2016 and 2015, shares in the amount of 6,184 and 237,181, respectively, attributable to equity awards were not included in the diluted earnings per share calculation because to do so would have been anti-dilutive. For the nine months ended September 30, 2016 and 2015, 1,235,115 and 160,248 shares, respectively, attributable to equity awards were not included in the diluted earnings per share calculation as the Company incurred a net loss for the periods presented herein.

14.	Income Taxes
The Company is a corporation under the Internal Revenue Code subject to federal income tax at a statutory rate of 35% of pretax earnings and, as such, its future income taxes will be dependent upon its future taxable income. The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense, subject to certain loss limitation provisions. All of the Partnership’s earnings are included in the Company’s net income; however, the Company is not required to record income tax expense with respect to the portion of the Partnership’s earnings allocated to the Partnership’s noncontrolling public limited partners, which reduces the Company’s effective tax rate. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.

Tax (expense) benefit for the three and nine months ended September 30, 2016 was $(81.1) million and $45.7 million, respectively, resulting in an effective tax rate of approximately 47% and 51%, respectively. The tax expense for the three and nine months ended September 30, 2015 was $19.8 million and $18.3 million, respectively, resulting in an effective tax rate of approximately 23% and 75%, respectively. The effective tax rate for the three and nine months ended September 30, 2016 and 2015 differs from the statutory rate due principally to nondeductible incentive unit expense and the portion of the Partnership’s earnings allocated to its noncontrolling public limited partners, and the application of loss limitation provisions.
Based on management’s analysis, the Company did not have any uncertain tax positions as of September 30, 2016.
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

The Vantage Acquisition completed on October 19, 2016 resulted in a second technical termination of the Partnership. The taxable year for all unitholders ended on October 19, 2016 and will result in a deferral of depreciation deductions that were otherwise allowable in computing the taxable income of the Partnership’s unitholders for the period February 23, 2016 through October 19, 2016.

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
In April 2015, the FASB issued ASU, 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplification of Debt Issuance Costs.” ASU 2015-03 was issued to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. ASU 2015-03 is effective for periods beginning after December 15, 2015. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” ASU 2015-15 clarifies the guidance in ASU 2015-03 regarding presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The SEC staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted ASU 2015-03 in the first quarter of 2016 and presents debt issuance costs associated with its Notes as a deduction from the carrying amount of the Notes. The Company also adopted ASU 2015-15 in the first quarter and presents debt issuance costs associated with the Company’s revolving credit facilities as deferred financing costs, net in its unaudited condensed consolidated balance sheets. The Company has retrospectively applied the guidance in ASU 2015-03 and ASU 2015-15, which resulted in the reclassification of $21.4 million of deferred financing costs related to the Notes from deferred financing costs, net, to long-term debt on the condensed consolidated balance sheet at December 31, 2015.
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
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 affects entities that issue share-based payment awards to their employees. ASU 2016-09 is designed to simplify several aspects of accounting for share-based payment award transactions, including: (a) income tax consequences, (b) classification of awards as either equity or liabilities, (c) classification on the statement of cash flows and (d) forfeiture rate calculations. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements, but does not intend to early adopt this standard.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by current GAAP and thereby reduce the current diversity in practice. ASU 2016-15 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15,

2017, with early application permitted. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

16.	Subsequent Events
On October 19, 2016, the Company completed the acquisition of Vantage Energy, LLC and Vantage Energy II, LLC (collectively, “Vantage”) and their subsidiaries (the “Vantage Acquisition”) pursuant to the terms of a Purchase and Sale Agreement (the “Vantage Purchase Agreement”) dated September 26, 2016 by the Company, Vantage Energy Investment LLC, Vantage Energy Investment II LLC and Vantage. Pursuant to the terms of the Vantage Purchase Agreement, Rice Energy Operating acquired Vantage from certain affiliates of Quantum Energy Partners, Riverstone Holdings LLC and Lime Rock Partners (such affiliates, the “Vantage Sellers”) for an aggregate consideration of approximately $2.7 billion, which consisted of approximately $1.0 billion in cash, the assumption of net debt of approximately $707.0 million and the issuance of 40.0 million units in Rice Energy Operating that were immediately exchangeable into 40.0 million shares of common stock of the Company, preliminarily valued at $1.0 billion. In connection with executing the Vantage Purchase Agreement, the Company transferred $270.0 million to escrow, which was reported on the condensed consolidated balance sheet as of September 30, 2016 as an acquisition deposit and was released in connection with the completion of the Vantage Acquisition to the Vantage Sellers. Concurrent with the completion of the Vantage Acquisition, the Company extinguished the debt assumed from the Vantage Sellers for $707.0 million in cash, which approximated the fair value of the debt at the time of extinguishment. In addition, the Vantage Sellers were issued 1/1000th of a share of Rice Energy preferred stock for each unit held in REO. These shares of preferred stock are intended to provide holders with non-economic voting rights in the Company and are extinguished upon conversion of the associated units in REO into Rice Energy common stock. The Company used the net proceeds from its September 2016 Equity Offering to pay for a portion of the Vantage Acquisition. Pursuant to the Vantage Purchase Agreement, the Company acquired approximately 85,000 net core Marcellus acres in Greene County, Pennsylvania, with rights to the deeper Utica Shale on approximately 52,000 net acres and approximately 37,000 net acres in the Barnett Shale.
On September 26, 2016, the Company entered into a Purchase and Sale Agreement (the “Midstream Purchase Agreement”) by and between the Company and the Partnership. Pursuant to the terms of the Midstream Purchase Agreement, as amended, immediately following the close of the Vantage Acquisition on October 19, 2016, the Partnership acquired from the Company all of the outstanding membership interests of Vantage Energy II Access, LLC and Vista Gathering, LLC (collectively, the “Vantage Midstream Entities”). The Partnership’s acquisition of the Vantage Midstream Entities from the Company is accounted for as a combination of entities under common control at historical cost. The Vantage Midstream Entities, which became wholly-owned subsidiaries of the Partnership following the completion of the acquisition of the Vantage Midstream Entities, own midstream assets including approximately 30 miles of dry gas gathering and compression assets. In consideration for the acquisition of the Vantage Midstream Entities, the Partnership paid the Company $600.0 million in aggregate cash consideration, which the Partnership funded through the net proceeds of its private placement of Partnership common units and borrowings under its revolving credit facility.
The following table summarizes the preliminary purchase price and the preliminary estimated values of assets and liabilities assumed.

(in thousands)
Purchase Price:
Fair value of issued Rice Energy Operating units	$1,001,200
Cash consideration	1,004,000
Total purchase price	$2,005,200

Estimated Fair Value of Assets Acquired and Liabilities Assumed:
Current assets	$91,045
Natural gas and oil properties	2,521,078
Other non-current assets	33,950
Current liabilities	(28,044)
Fair value of debt assumed	(707,000)
Other non-current liabilities	(12,395)
Noncontrolling interest in Rice Energy Operating	(395,910)
Total estimated fair value of assets acquired and liabilities assumed	$1,502,724
Goodwill	502,476
Pro Forma Information (Unaudited)
The following unaudited pro forma combined financial information presents the Company’s results as though the Vantage Acquisition had been completed at January 1, 2016 and January 1, 2015, respectively.

	Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015
Pro forma operating revenues	$655,734	$487,631
Pro forma net (loss) income attributable to Rice Energy	$(103,149)	$28,666
Pro forma (loss) earnings per share (basic)	$(0.53)	$0.16
Pro forma (loss) earnings per share (diluted)	$(0.53)	$0.16
Amended and Restated Limited Liability Company Agreement of Rice Energy Operating
Following completion of the Vantage Acquisition, the Company operates Vantage through Rice Energy Operating. As more fully described above, as part of the consideration for the Vantage Acquisition, the Vantage Sellers received membership interests in Rice Energy Operating. In connection with the issuance of such membership interests to the Vantage Sellers, the Company and the Vantage Sellers entered into Rice Energy Operating’s third amended and restated limited liability company agreement (the “Third A&R LLC Agreement”). Provisions regarding the operations of Rice Energy Operating, and the rights and obligations of the holders of Rice Energy Operating common units (the “REO Common Units”), are set forth in the Third A&R LLC Agreement.
Designation as Manager. Under the Third A&R LLC Agreement, the Company is a member and the sole manager of Rice Energy Operating. As the sole manager, the Company controls all of the day-to-day business affairs and decision-making of Rice Energy Operating without the approval of any other member, unless otherwise stated in the Third A&R LLC Agreement. As such, the Company, through its officers and directors, is responsible for all operational and administrative decisions of Rice Energy Operating and the day-to-day management of Rice Energy Operating’s business. Pursuant to the Third A&R LLC Agreement, the Company cannot, under any circumstances, be removed or replaced as the sole manager except by its own election, so long as it remains a member of Rice Energy Operating.
Compensation. The Company is not entitled to compensation for its services as sole manager. The Company is entitled to reimbursement by Rice Energy Operating for any reasonable out-of-pocket expenses incurred on behalf of Rice Energy Operating, including all fees, expenses and costs of being a public company (including public reporting obligations, proxy statements, stockholder meetings, stock exchange fees, transfer agent fees, SEC and the Financial Industry Regulatory Authority filing fees and offering expenses) and maintaining its corporate existence.

Recapitalization. The Third A&R LLC Agreement provides for (a) the exchange of all outstanding Rice Energy Operating membership interests into newly issued REO Common Units, (b) the issuance of REO Common Units to each of the Vantage Sellers as partial consideration for the Vantage Acquisition and (c) the admission of the Vantage Sellers as members of Rice Energy Operating. Each common unit entitles the holder to a pro rata share of the net profits and losses and distributions of Rice Energy Operating.
Distributions. The Third A&R LLC Agreement allows for distributions to be made by Rice Energy Operating to its members on a pro rata basis out of “distributable cash” (as defined in the Third A&R LLC Agreement). The Company expects to cause Rice Energy Operating to make distributions out of cash periodically to the extent permitted by the debt agreements of Rice Energy Operating as necessary to make dividend payments, if any, to holders of common stock of the Company. In addition, the Third A&R LLC Agreement generally requires Rice Energy Operating to make pro rata distributions to its members, including the Company, in an amount at least sufficient to allow each member to pay any tax it incurs as a result of income allocated to such member by Rice Energy Operating.
Redemption Right. The Third A&R LLC Agreement provides each member of Rice Energy Operating, other than the Company, a redemption right which entitles them to cause Rice Energy Operating to redeem, from time to time, all or a portion of its REO Common Units. Each REO Common Unit will be redeemed for, at Rice Energy Operating’s option, a newly-issued share of the Company’s common stock or a cash payment equal to the volume-weighted average closing price of one share of common stock for the five trading days prior to and including the last full trading day immediately prior to the date that the member delivers a notice of redemption (subject to customary adjustments, including for stock splits, stock dividends and reclassifications). In the event of a “reclassification event” (as defined in the Third A&R LLC Agreement), the manager is required to ensure that each REO Common Unit is redeemable for the same amount and type of property, securities or cash that one share of common stock becomes exchangeable for or converted into as a result of such “reclassification event.” Upon the exercise of the redemption right, the redeeming member will surrender its common units to Rice Energy Operating and 1/1000th of a share of Class A Preferred Stock, par value $0.01 per share (the “Preferred Stock”) in respect of each redeemed unit, in each case free and clear of all liens and encumbrances, to Rice Energy Operating for cancellation. The Third A&R LLC Agreement requires that the Company contribute cash or share of its common stock to Rice Energy Operation in exchange for a number of common units in Rice Energy Operating equal to the number of REO Common Units to be redeemed from the member. Rice Energy Operating will then distribute such cash or shares of the Company’s common stock to such member to complete the redemption. Upon the exercise of the redemption right, the Company may, at its option, effect a direct exchange of the REO Common Units (and the corresponding shares of Preferred Stock (or fractions thereof) from the redemption member.
Change of Control. In connection with the occurrence of a “manager change of control” (as defined below), the Company has the right to require each member of Rice Energy Operating (other than the Company) to cause Rice Energy Operating to redeem some or all of such member’s common units and 1/1000th of a share of Preferred Stock in respect of each such common unit, in each case, effective immediately prior to the consummation of the manager change of control. From and after the date of such redemption, the REO common units and shares of Preferred Stock (or fractions thereof) subject to such redemption shall be deemed to be transferred to the Company and each such member shall cease to have any rights with respect to the REO Common Units and shares of Preferred Stock (or fractions thereof) subject to such redemption (other than the right to receive shares of common stock of the Company pursuant to such redemption). A “manager change of control” will be deemed to have occurred if or upon: (i) the consummation of a sale, lease or transfer of all or substantially all of the Company’s assets (determined on a consolidated basis) to any person or “group” (as such term is used in Section 13(d)(3)), (ii) a merger or consolidation of the Company with any other Person, (other than a transaction in which the voting securities of the Company outstanding immediately prior to the transaction continue to represent at least 50.01% of the Company’s or the surviving entity’s total voting securities following the transaction) that has been approved by the Company’s stockholders and board of directors or (iii) subject to certain exceptions, the acquisition by any person or “group” (as such term is used in Section 13(d)(3)) of beneficial ownership as defined in Rule 13d under the Exchange Act of at least 50.01% of the Company’s voting securities, if recommended or approved by the Company’s board of directors or determined by the Company’s board of directors to be in the best interests of the Company and its stockholders.
Maintenance of One-to-One Ratios. The Third A&R LLC Agreement includes provisions intended to ensure that the Company at all times maintains (a) a one-to-one ratio between the number of outstanding shares of common stock of the Company and the number of REO Common Units owned by the Company (subject to certain exceptions for certain rights to purchase equity securities of the Company under a “poison pill” or similar shareholder rights plan, if any, certain convertible or exchangeable securities issued under the Company’s equity compensation plans and stock option plans and certain equity securities issued pursuant to the Company’s equity compensation plans (other than a stock option plan) that are restricted or have not vested thereunder) and (b) a 1,000-to-one ratio between the number of outstanding shares of Preferred Stock owned by each Vantage Seller to the number of REO Common Units owned by such Vantage Seller. The Preferred Stock is intended to result in the Vantage Sellers having a voting interest in the Company that is identical to the Vantage Sellers’ economic interest in Rice Energy Operating.
Transfer Restrictions. The Third A&R LLC Agreement generally does not permit transfers of REO Common Units by members, subject to limited exceptions. Any transferee of REO Common Units must assume, by operation of law or written agreement, all of the obligations of a transferring member with respect to the transferred units, even if the transferee is not admitted as a member Rice Energy Operating.
Dissolution. The Third A&R LLC Agreement provides that the consent of the Company, as manager, is required to voluntarily dissolve Rice Energy Operating. In addition to a voluntary dissolution, Rice Energy Operating will be dissolved upon the entry of a decree of judicial dissolution or other circumstances in accordance with Delaware law. Upon a dissolution event, the proceeds of a liquidation will be distributed in the following order: (i) first, to pay the expenses of winding up Rice Energy Operating; (ii) second, to pay debts and liabilities owed to creditors of Rice Energy Operating; and (iii) third, to the members pro-rata in accordance with their respective percentage ownership interests in Rice Energy Operating (as determined based on the number of REO Common Units held by a member relative to the aggregate number of all outstanding REO Common Units).
Confidentiality. Each member agrees to maintain the confidentiality of Rice Energy Operating confidential information. This obligation excludes information independently obtained or developed by the members, information that is in the public domain or otherwise disclosed to a member, in either such case not in violation of a confidentiality obligation or disclosures required by law or judicial process or approved by the Company’s chief executive officer.
Indemnification and Exculpation. The Third A&R LLC Agreement provides for indemnification of the manager, members and officers of Rice Energy Operating and their respective subsidiaries or affiliates and provides that, except as otherwise provided therein, the Company, as the managing member of Rice Energy Operating, has the same fiduciary duties to Rice Energy Operating and its members as are owed to a corporation organized under Delaware law and its stockholders by its directors.
Certificate of Designations

On October 19, 2016, the Company filed with the Secretary of State of the State of Delaware the Certificate of Designations of Class A Preferred Stock of the Company, which sets forth the terms, rights and obligations and preferences of the Preferred Stock.

Description of Class A Preferred Stock. The Preferred Stock is a newly issued class of preferred stock, with a par value of $0.01 per share. Upon the closing of the Vantage Acquisition, the Vantage Sellers will be the only owners of Preferred Stock, and may not transfer the Preferred Stock or any rights, powers, privileges or preferences thereunder except to an affiliate (as defined in the Third A&R LLC Agreement). Each 1/1000th of a share of Preferred Stock entitles the holder to one vote on all matters submitted to a vote of the holders of common stock. The holders of Preferred Stock are not entitled to any dividends but will be entitled to receive, after payment or provision for debts and liabilities prior to any distribution in respect of the Company’s common stock or any other junior securities, liquidating distributions in an amount equal to $0.01 per share of Preferred Stock in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs. The Preferred Stock is not convertible into any other security of the Company.
Investor Rights Agreement
In connection with the closing of the Vantage Acquisition, on October 19, 2016, the Company entered into an investor rights agreement (the “Investor Rights Agreement”) with Rice Energy Operating and the Vantage Sellers, pursuant to which the Vantage Sellers will be entitled to certain registration rights relating to the Company’s common stock issuable upon redemption or exchange of REO Common Units. The Company previously announced that the Company would increase the size of the Company’s board of directors by one member and grant the Vantage Sellers the right to nominate one director pursuant to the Vantage Purchase Agreement and the Investor Rights Agreement; however, the Vantage Sellers waived this right in connection with the Vantage closing. Therefore, the Vantage Sellers do not have any contractual right to nominate directors to the Company’s board of directors.
Debt Assumption Agreement

In connection with the closing of the Vantage Acquisition, the Company and Rice Energy Operating entered into a Debt Assumption Agreement dated as of October 19, 2016 pursuant to which Rice Energy Operating agreed to being the primary obligor for purposes of any payments under the indentures governing the notes.

Supplemental Indentures
On October 19, 2016, the Company entered into the First Supplemental Indenture (the “First Supplemental Indenture”), by and among the Company, Rice Energy Operating, the other Guarantors party thereto and Wells Fargo Bank, National Association, as trustee, to the indenture dated as of March 26, 2015, relating to the 2023 Notes (the “2023 Indenture”).
On October 19, 2016, the Company entered into the Second Supplemental Indenture (the “Second Supplemental Indenture” and, together with the First Supplemental Indenture, the “Supplemental Indentures”), by and among the Company, Rice Energy Operating, the other Guarantors party thereto and Wells Fargo Bank, National Association, as trustee, to the indenture dated as of April 25, 2014, relating to 2022 Notes, as supplemented by the First Supplemental Indenture, dated as of November 10, 2014 (the “2022 Indenture”). The Supplemental Indentures provide for, among other things, the addition of Rice Energy Operating as a co-obligor under each Indenture.
Credit Agreement Amendment
On October 19, 2016, Rice Energy Operating, as borrower, and the Company, as predecessor borrower, entered into that certain Fourth Amended and Restated Credit Agreement, dated as of October 19, 2016, among the Company, Rice Energy Operating, Wells Fargo Bank, N.A. as administrative agent and each of the lenders party thereto, which became effective concurrently with the closing of the Vantage Acquisition.
Among other things, in connection with the Fourth Amended and Restated Credit Agreement, the Company assigned all of its rights and obligations under the credit facility to Rice Energy Operating, and Rice Energy Operating assumed all such rights and obligations as borrower under the Fourth Amended and Restated Credit Agreement. Furthermore, the Fourth Amended and Restated Credit Agreement (i) extended the maturity date of the credit facility from January 29, 2019 to October 19, 2021, (ii) increased the borrowing base from $875.0 million to $1.0 billion without giving effect to the oil and gas properties acquired pursuant to the Vantage Acquisition, (iii) added the Company as a guarantor, (iv) increased the minimum required mortgage percentage (as it applies to proved reserves) to be 85% of proved reserves, (v) amended the restricted payments covenant to permit certain distributions by Rice Energy Operating to its members, (vi) replaced the interest coverage ratio with a consolidated total leverage ratio or consolidated net leverage ratio, as applicable, to commence with the last day of the fiscal quarter ended December 31, 2016 and (vii) adjusted the interest rate payable on amounts borrowed thereunder.

17.	Guarantor Financial Information
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

Condensed Consolidated Balance Sheet as of September 30, 2016
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash	$1,128,828	$109,227	$35,033	$—	$1,273,088
Accounts receivable	40	144,951	16,024	—	161,015
Receivable from affiliates	14,506	—	12,463	(26,969)	—
Prepaid expenses and other assets	3,901	1,580	185	—	5,666
Derivative assets	14,497	42,437	—	—	56,934
Total current assets	1,161,772	298,195	63,705	(26,969)	1,496,703

Investments in (advances from) subsidiaries	2,572,507	(264,169)	—	(2,308,338)	—
Gas collateral account	—	3,995	112		4,107
Property, plant and equipment, net	34,067	2,611,633	1,023,524	(52,329)	3,616,895
Acquisition deposit	—	270,000	—	—	270,000
Deferred financing costs, net	2,995	10	4,621	—	7,626
Goodwill	—	—	39,142	—	39,142
Intangible assets, net		—	44,937	—	44,937
Other non-current assets	60,069	48,513	—	—	108,582
Total assets	$3,831,410	$2,968,177	$1,176,041	$(2,387,636)	$5,587,992

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$914	$8,418	$7,136	$—	$16,468
Royalties payables	—	55,483	—	—	55,483
Accrued capital expenditures	—	48,639	23,132	—	71,771
Accrued interest	35,521	—	50	—	35,571
Leasehold payables	—	10,103	—	—	10,103
Payable to affiliate	—	27,322	—	(26,970)	352
Other accrued liabilities	30,496	35,840	11,147	—	77,483
Total current liabilities	66,931	185,805	41,465	(26,970)	267,231

Long-term liabilities:
Long-term debt	1,278,582	—	34,000	—	1,312,582
Leasehold payable	—	2,469	—	—	2,469
Deferred tax (benefit) liabilities	(105,806)	198,066	122,790	—	215,050
Other long-term liabilities	8,925	9,330	3,283	—	21,538
Total liabilities	1,248,632	395,670	201,538	(26,970)	1,818,870
Mezzanine equity:
Redeemable noncontrolling interest	—	—	377,480	—	377,480
Stockholders’ equity before noncontrolling interest	2,582,778	2,572,507	(264,169)	(2,360,666)	2,530,450
Noncontrolling interest	—	—	861,192	—	861,192
Total liabilities and stockholders’ equity	$3,831,410	$2,968,177	$1,176,041	$(2,387,636)	$5,587,992

Condensed Consolidated Balance Sheet as of December 31, 2015
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash	$78,474	$57,800	$15,627	$—	$151,901
Accounts receivable	147	140,493	14,174	—	154,814
Receivable from affiliates	27,670	—	4,501	(32,171)	—
Prepaid expenses, deposits and other assets	4,377	817	294	—	5,488
Derivative instruments	47,262	139,698	—	—	186,960
Total current assets	157,930	338,808	34,596	(32,171)	499,163

Investments in subsidiaries	2,378,293	113,268	—	(2,491,561)	—
Gas collateral account	—	3,995	82	—	4,077
Property, plant and equipment, net	21,442	2,382,878	865,043	(26,232)	3,243,131
Deferred financing costs, net	3,896	—	4,915	—	8,811
Goodwill	—	—	39,142	—	39,142
Intangible assets, net	—	—	46,159	—	46,159
Other non-current assets	32,590	76,025	—	—	108,615
Total assets	$2,594,151	$2,914,974	$989,937	$(2,549,964)	$3,949,098

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,178	$48,191	$31,184	$—	$83,553
Royalties payables	—	40,572	—	—	40,572
Accrued capital expenditures	—	45,240	34,507	—	79,747
Leasehold payables	—	17,338	—	—	17,338
Other accrued liabilities	36,286	71,649	3,367	(32,171)	79,131
Total current liabilities	40,464	222,990	69,058	(32,171)	300,341

Long-term liabilities:
Long-term debt	1,275,790	—	160,000	—	1,435,790
Leasehold payable	—	6,289	—	—	6,289
Deferred tax liabilities	47,667	299,741	19,911	(95,331)	271,988
Other long-term liabilities	19,432	7,661	3,129	—	30,222
Total liabilities	1,383,353	536,681	252,098	(127,502)	2,044,630
Stockholders’ equity before noncontrolling interest	1,210,798	2,378,293	113,268	(2,422,462)	1,279,897
Noncontrolling interest	—	—	624,571	—	624,571
Total liabilities and stockholders’ equity	$2,594,151	$2,914,974	$989,937	$(2,549,964)	$3,949,098

Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2016
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Natural gas, oil and NGL sales	$—	$162,354	$—	$—	$162,354
Gathering, compression and water distribution	—	—	60,052	(34,876)	25,176
Other revenue	—	11,390	—	—	11,390
Total operating revenues	—	173,744	60,052	(34,876)	198,920

Operating expenses:
Lease operating	—	11,979	—	—	11,979
Gathering, compression and transportation	—	56,957	—	(27,360)	29,597
Production taxes and impact fees	—	3,695	—	—	3,695
Exploration	—	3,396	—	—	3,396
Midstream operation and maintenance	—	—	5,571	(1,440)	4,131
Incentive unit income	—	5,751	169	—	5,920
Acquisition expense	—	614	—	—	614
General and administrative	—	19,677	10,279	—	29,956
Depreciation, depletion and amortization	—	79,735	7,066	(3,606)	83,195
Amortization of intangible assets	—	—	411	—	411
Other expense	—	10,063	90	—	10,153
Total operating expenses	—	191,867	23,586	(32,406)	183,047

Operating (loss) income	—	(18,123)	36,466	(2,470)	15,873
Interest expense	(22,912)	(17)	(1,492)	—	(24,421)
Other (loss) income	(1,962)	61	1	—	(1,900)
Gain on derivative instruments	110,615	73,300	—	—	183,915
Amortization of deferred financing costs	(1,115)	—	(132)	—	(1,247)
Equity (loss) income in affiliate	(53,808)	(50,860)	—	104,668	—
Income before income taxes	30,818	4,361	34,843	102,198	172,220
Income tax (expense) benefit	(81,142)	(61,775)	(62,961)	124,736	(81,142)
Net (loss) income	(50,324)	(57,414)	(28,118)	226,934	91,078
Less: Net income attributable to the noncontrolling interests	—	—	(16,665)	—	(16,665)
Net (loss) income attributable to Rice Energy	(50,324)	(57,414)	(44,783)	226,934	74,413
Less: accretion and preferred dividends on redeemable noncontrolling interests	—	—	(8,581)	—	(8,581)
Net (loss) income attributable to Rice Energy Inc. common stockholders	$(50,324)	$(57,414)	$(53,364)	$226,934	$65,832

Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2015
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Natural gas, oil and NGL sales	$—	$130,145	$—	$—	$130,145
Gathering, compression and water distribution	—	—	38,766	(25,378)	13,388
Other revenue	—	88	—	—	88
Total operating revenues	—	130,233	38,766	(25,378)	143,621

Operating expenses:
Lease operating	—	12,325	—	—	12,325
Gathering, compression and transportation	—	41,654	—	(17,406)	24,248
Production taxes and impact fees	—	1,955	—	—	1,955
Exploration	—	830	—	—	830
Midstream operation and maintenance	—	—	4,831	—	4,831
Incentive unit income	—	(453)	(233)	—	(686)
General and administrative	—	21,249	7,078	—	28,327
Depreciation, depletion and amortization	—	84,408	5,345	(478)	89,275
Amortization of intangible assets	—	—	408	—	408
Other income	—	(71)	(194)	—	(265)
Total operating expenses	—	161,897	17,235	(17,884)	161,248

Operating (loss) income	—	(31,664)	21,531	(7,494)	(17,627)
Interest expense	(22,424)	(88)	(1,437)	—	(23,949)
Other income	170	506	22	—	698
Gain on derivative instruments	31,175	95,897	—	—	127,072
Amortization of deferred financing costs	(1,060)	—	(253)	—	(1,313)
Equity income (loss) in affiliate	41,444	(981)	—	(40,463)	—
Income (loss) before income taxes	49,305	63,670	19,863	(47,957)	84,881
Income tax (expense) benefit	(19,797)	(23,092)	(6,350)	29,442	(19,797)
Net income (loss)	29,508	40,578	13,513	(18,515)	65,084
Less: Net income attributable to the noncontrolling interests	—	—	(6,134)	—	(6,134)
Net income (loss) attributable to Rice Energy	$29,508	$40,578	$7,379	$(18,515)	$58,950

Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2016
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Natural gas, oil and NGL sales	$—	$397,108	$—	$—	$397,108
Gathering, compression and water distribution	—	—	183,666	(110,210)	73,456
Other revenue	—	24,296	—	—	24,296
Total operating revenues	—	421,404	183,666	(110,210)	494,860

Operating expenses:
Lease operating	—	32,088	—	—	32,088
Gathering, compression and transportation	—	156,467	—	(71,569)	84,898
Production taxes and impact fees	—	8,005	—	—	8,005
Exploration	—	9,934	—	—	9,934
Midstream operation and maintenance	—	—	19,793	(1,485)	18,308
Incentive unit income	—	42,763	2,139	—	44,902
Acquisition expense	—	615	556	—	1,171
Impairment of fixed assets	—	2,595	—	—	2,595
General and administrative	—	54,531	29,570	—	84,101
Depreciation, depletion and amortization	—	234,207	21,936	(9,011)	247,132
Amortization of intangible assets	—	—	1,222	—	1,222
Other expense	—	25,560	240	—	25,800
Total operating expenses	—	566,765	75,456	(82,065)	560,156

Operating (loss) income	—	(145,361)	108,210	(28,145)	(65,296)
Interest expense	(68,528)	(51)	(5,165)	—	(73,744)
Other (loss) income	(1,214)	2,074	2	—	862
Gain on derivative instruments	51,575	964	—	—	52,539
Amortization of deferred financing costs	(3,402)	—	(1,014)	—	(4,416)
Equity (loss) income in affiliate	(239,316)	(93,537)	—	332,853	—
(Loss) income before income taxes	(260,885)	(235,911)	102,033	304,708	(90,055)
Income tax benefit (expense)	45,729	(12,415)	(102,879)	115,294	45,729
Net (loss) income	(215,156)	(248,326)	(846)	420,002	(44,326)
Less: Net income attributable to the noncontrolling interests	—	—	(55,535)	—	(55,535)
Net (loss) income attributable to Rice Energy	(215,156)	(248,326)	(56,381)	420,002	(99,861)
Less: accretion and preferred dividends on redeemable noncontrolling interests	—	—	(19,983)	—	(19,983)
Net (loss) income attributable to Rice Energy Inc. common stockholders	$(215,156)	$(248,326)	$(76,364)	$420,002	$(119,844)

Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2015
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Natural gas, oil and NGL sales	$—	$327,947	$—	$—	$327,947
Gathering, compression and water distribution	—	—	103,025	(68,270)	34,755
Other revenue	—	3,353	—	—	3,353
Total operating revenues	—	331,300	103,025	(68,270)	366,055

Operating expenses:
Lease operating	—	35,006	—	—	35,006
Gathering, compression and transportation	—	102,021	—	(46,511)	55,510
Production taxes and impact fees	—	5,103	—	—	5,103
Exploration	—	1,925	—	—	1,925
Midstream operation and maintenance	—	—	10,963	—	10,963
Incentive unit expense	—	43,930	1,940	—	45,870
General and administrative	—	55,896	17,813	—	73,709
Depreciation, depletion and amortization	—	216,665	12,341	(1,010)	227,996
Amortization of intangible assets	—	—	1,224	—	1,224
Other expense	—	2,979	645	—	3,624
Total operating expenses	—	463,525	44,926	(47,521)	460,930

Operating (loss) income	—	(132,225)	58,099	(20,749)	(94,875)
Interest expense	(60,232)	(137)	(3,068)	—	(63,437)
Other income	526	1,338	30	—	1,894
Gain on derivative instruments	40,274	144,455	—	—	184,729
Amortization of deferred financing costs	(2,966)	—	(756)	—	(3,722)
Equity (loss) income in affiliate	(28,127)	(921)	—	29,048	—
(Loss) income before income taxes	(50,525)	12,510	54,305	8,299	24,589
Income tax (expense) benefit	(18,335)	(41,647)	(16,634)	58,281	(18,335)
Net (loss) income	(68,860)	(29,137)	37,671	66,580	6,254
Less: Net income attributable to the noncontrolling interests	—	—	(16,833)	—	(16,833)
Net (loss) income attributable to Rice Energy	$(68,860)	$(29,137)	$20,838	$66,580	$(10,579)

Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2016
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$4,052	$289,405	$124,067	$(37,156)	$380,368

Capital expenditures for property and equipment	(13,474)	(521,711)	(183,712)	37,156	(681,741)
Acquisition of midstream assets	—	—	(8,472)	—	(8,472)
Vantage Energy acquisition escrow deposit		(270,000)			(270,000)
Investment in subsidiaries	(254,949)	300,000	—	(45,051)	—
Net cash provided by (used in) investing activities	(268,423)	(491,711)	(192,184)	(7,895)	(960,213)

Proceeds from borrowings	—	—	129,000	—	129,000
Repayments of debt obligations	(938)	—	(255,000)	—	(255,938)
Debt issuance costs	(2)	105	(907)	—	(804)
Shares of common stock issued in April 2016 offering, net of offering costs	311,764	—	—	—	311,764
Shares of common stock issued in September 2016 offering, net of offering costs	1,003,869				1,003,869
Common units issued in the Partnership's June 2016 offering, net of offering costs	—	—	164,029	—	164,029
Common units issued in the Partnership's ATM program, net of offering costs	—	—	15,713	—	15,713
Distributions to the Partnership’s public unitholders	—	—	(29,890)	—	(29,890)
Contributions to Strike Force Midstream by Gulfport Midstream	—	—	4,000	—	4,000
Proceeds from issuance of redeemable noncontrolling interests, net of offering costs	—	—	368,758	—	368,758
Preferred dividends to redeemable noncontrolling interest holders	—	—	(6,900)	—	(6,900)
Proceeds from conversion of warrants	—	90	—	—	90
Parent distributions, net	—	254,949	(300,000)	45,051	—
Employee tax withholding for settlement of stock compensation award vestings	32	(1,411)	(1,280)		(2,659)
Net cash (used in) provided by financing activities	1,314,725	253,733	87,523	45,051	1,701,032

Net increase in cash	1,050,354	51,427	19,406	—	1,121,187
Cash, beginning of year	78,474	57,800	15,627	—	151,901
Cash, end of period	$1,128,828	$109,227	$35,033	$—	$1,273,088

Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2015
(in thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(47,935)	$275,383	$64,707	$(21,759)	$270,396

Capital expenditures for property and equipment	(3,885)	(634,654)	(303,126)	21,759	(919,906)
Proceeds from sale of interest in gas properties	—	10,201	—	—	10,201
Investment in subsidiaries	(419,385)	(31,386)	—	450,771	—
Net cash (used in) provided by investing activities	(423,270)	(655,839)	(303,126)	472,530	(909,705)

Proceeds from borrowings	411,932	—	224,000	—	635,932
Repayments of debt obligations	(15,692)	(698)	—	—	(16,390)
Debt issuance costs	(8,652)	—	(44)	—	(8,696)
Offering costs related to the Partnership’s IPO	—	—	(129)	—	(129)
Distributions to the Partnership’s public unitholders	—	—	(11,454)	—	(11,454)
Parent distributions, net	—	419,385	31,386	(450,771)	—
Net cash provided by (used in) financing activities	387,588	418,687	243,759	(450,771)	599,263

Net (decrease) increase in cash	(83,617)	38,231	5,340	—	(40,046)
Cash, beginning of year	181,835	41,934	32,361	—	256,130
Cash, end of period	$98,218	$80,165	$37,701	$—	$216,084

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
Recent Developments
Vantage Acquisition
On October 19, 2016, we completed the Vantage Acquisition pursuant to the terms of a Purchase and Sale Agreement (the “Vantage Purchase Agreement”) dated September 26, 2016 by the Company, Vantage Energy Investment LLC, Vantage Energy Investment II LLC and Vantage. Pursuant to the terms of the Vantage Purchase Agreement, Rice Energy Operating acquired Vantage from certain affiliates of Quantum Energy Partners, Riverstone Holdings LLC and Lime Rock Partners for an aggregate consideration at closing of approximately $2.7 billion, which consisted of approximately $1.0 billion in cash, the assumption of net debt of approximately $707.0 million and the issuance of 40.0 million units in Rice Energy Operating that were immediately exchangeable into 40.0 million shares of common stock of the Company, preliminarily valued at $1.0 billion. We used the net proceeds from the September 2016 Equity Offering to pay for a portion of the Vantage Acquisition. As a result of its acquisition of Vantage, Rice Energy Operating acquired approximately 85,000 net core Marcellus acres in Greene County, Pennsylvania, with rights to the deeper Utica Shale on approximately 52,000 net acres and approximately 37,000 net acres in the Barnett Shale.
Vantage Midstream Asset Acquisition
On September 26, 2016, we entered into a Purchase and Sale Agreement (the “Midstream Purchase Agreement”) by and between us and the Partnership. Pursuant to the terms of the Midstream Purchase Agreement, as amended, immediately following the close of the Vantage Acquisition on October 19, 2016, the Partnership acquired from us all of the outstanding membership interests of Vantage Energy II Access, LLC and Vista Gathering, LLC ( collectively, the “Vantage Midstream Entities”). The Partnership’s acquisition of the Vantage Midstream Entities from us is accounted for as a combination of entities under common control at historical cost. The Vantage Midstream Entities, which became wholly-owned subsidiaries of the Partnership following the completion of the acquisition of the Vantage Midstream Entities, own midstream assets including approximately 30 miles of dry gas gathering and compression assets. In consideration for the acquisition of the Vantage Midstream Entities, the Partnership paid us $600.0 million in aggregate cash consideration, which the Partnership funded through the net proceeds of its private placement of Partnership common units and borrowings under its revolving credit facility.
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

The following table provides detail of our operating revenues from the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Natural gas sales	$161,687	$129,689	$394,553	$323,294
Oil and NGL sales	667	456	2,555	4,653
Gathering, compression and water services	25,176	13,388	73,456	34,755
Other revenue	11,390	88	24,296	3,353
Total operating revenues	$198,920	$143,621	$494,860	$366,055
NYMEX Henry Hub prompt month contract prices are widely-used benchmarks in the pricing of natural gas. The following table provides the high and low prices for NYMEX Henry Hub prompt month contract prices and our differential to the average of those benchmark prices for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
NYMEX Henry Hub High ($/MMBtu)	$3.14	$2.93	$3.14	$3.30
NYMEX Henry Hub Low ($/MMBtu)	$2.65	$2.52	$1.64	$2.49

NYMEX Henry Hub Price ($/MMBtu)	$2.81	$2.73	$2.29	$2.78
Less: Average Basis Impact ($/MMBtu)	(0.58)	(0.52)	(0.39)	(0.62)
Plus: Btu Uplift (MMBtu/Mcf)	0.13	0.11	0.09	0.11
Pre-Hedge Realized Price ($/Mcf)	$2.36	$2.32	$1.99	$2.27
Consolidated Results of Operations
Below are some highlights of our financial and operating results for the three and nine months ended September 30, 2016 and 2015:

•
Our natural gas, oil and NGL sales were $162.4 million and $130.1 million in the three months ended September 30, 2016 and 2015, respectively, and $397.1 million and $327.9 million in the nine months ended September 30, 2016 and 2015, respectively.

•
Our production volumes were 68,733 MMcfe and 56,031 MMcfe in the three months ended September 30, 2016 and 2015, respectively, and 199,058 MMcfe and 143,752 MMcfe in the nine months ended September 30, 2016 and 2015, respectively.

•
Our gathering, compression and water distribution revenues were $25.2 million and $13.4 million in the three months ended September 30, 2016 and 2015, respectively, and $73.5 million and $34.8 million in the nine months ended September 30, 2016 and 2015, respectively.

•
Our per unit cash production costs were $0.65 per Mcfe and $0.68 per Mcfe in the three months ended September 30, 2016 and 2015, respectively, and $0.63 per Mcfe and $0.67 per Mcfe in the nine months ended September 30, 2016 and 2015, respectively.

The following tables set forth selected operating and financial data for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Natural gas sales (in thousands):	$161,687	$129,689	$31,998	$394,553	$323,294	$71,259
Oil and NGL sales (in thousands):	667	456	211	2,555	4,653	(2,098)
Natural gas, oil and NGL sales (in thousands):	$162,354	$130,145	$32,209	$397,108	$327,947	$69,161

Natural gas production (MMcf):	68,524	55,806	12,718	198,269	142,454	55,815
Oil and NGL production (MBbls):	35	37	(2)	132	216	(84)
Total production (MMcfe)	68,733	56,031	12,702	199,058	143,752	55,306

Average natural gas prices before effects of hedges per Mcf:	$2.36	$2.32	$0.04	$1.99	$2.27	$(0.28)
Average realized natural gas prices after effects of hedges per Mcf (1):	2.96	3.18	(0.22)	2.86	3.10	(0.24)
Average oil and NGL prices per Bbl:	19.18	12.17	7.01	19.42	21.50	(2.08)

Average costs per Mcfe:
Lease operating	$0.17	$0.22	$(0.05)	$0.16	$0.24	$(0.08)
Gathering, compression and transportation	0.43	0.43	—	0.43	0.39	0.04
Production taxes and impact fees	0.05	0.03	0.02	0.04	0.04	—
General and administrative	0.44	0.51	(0.07)	0.42	0.51	(0.09)
Depreciation, depletion and amortization	1.21	1.59	(0.38)	1.24	1.59	(0.35)

Total gathering, compression and water distribution revenues (in thousands):	$25,176	$13,388	$11,788	$73,456	$34,755	$38,701
(1) The effect of hedges includes realized gains and losses on commodity derivative transactions.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015	Change	2016	2015	Change
Operating revenues:
Natural gas, oil and NGL sales	$162,354	$130,145	$32,209	$397,108	$327,947	$69,161
Gathering, compression and water distribution	25,176	13,388	11,788	73,456	34,755	38,701
Other revenue	11,390	88	11,302	24,296	3,353	20,943
Total operating revenues	198,920	143,621	55,299	494,860	366,055	128,805

Operating expenses:
Lease operating	11,979	12,325	(346)	32,088	35,006	(2,918)
Gathering, compression and transportation	29,597	24,248	5,349	84,898	55,510	29,388
Production taxes and impact fees	3,695	1,955	1,740	8,005	5,103	2,902
Exploration	3,396	830	2,566	9,934	1,925	8,009
Midstream operation and maintenance	4,131	4,831	(700)	18,308	10,963	7,345
Incentive unit expense (income)	5,920	(686)	6,606	44,902	45,870	(968)
Acquisition expense	614	—	614	1,171	—	1,171
Impairment of fixed assets	—	—	—	2,595	—	2,595
General and administrative	29,956	28,327	1,629	84,101	73,709	10,392
Depreciation, depletion and amortization	83,195	89,275	(6,080)	247,132	227,996	19,136
Amortization of intangible assets	411	408	3	1,222	1,224	(2)
Other expense (income)	10,153	(265)	10,418	25,800	3,624	22,176
Total operating expenses	183,047	161,248	21,799	560,156	460,930	99,226

Operating income (loss)	15,873	(17,627)	33,500	(65,296)	(94,875)	29,579
Interest expense	(24,421)	(23,949)	(472)	(73,744)	(63,437)	(10,307)
Other (loss) income	(1,900)	698	(2,598)	862	1,894	(1,032)
Gain on derivative instruments	183,915	127,072	56,843	52,539	184,729	(132,190)
Amortization of deferred financing costs	(1,247)	(1,313)	66	(4,416)	(3,722)	(694)
Income (loss) before income taxes	172,220	84,881	87,339	(90,055)	24,589	(114,644)
Income tax (expense) benefit	(81,142)	(19,797)	(61,345)	45,729	(18,335)	64,064
Net income (loss)	91,078	65,084	25,994	(44,326)	6,254	(50,580)
Less: Net income attributable to noncontrolling interests	(16,665)	(6,134)	(10,531)	(55,535)	(16,833)	(38,702)
Net income (loss) attributable to Rice Energy Inc.	74,413	58,950	15,463	(99,861)	(10,579)	(89,282)
Less: Preferred dividends and accretion of redeemable noncontrolling interests	(8,581)	—	(8,581)	(19,983)	—	(19,983)
Net income (loss) attributable to Rice Energy Inc. common stockholders	$65,832	$58,950	$6,882	$(119,844)	$(10,579)	$(109,265)

Weighted average number of shares of common stock - basic	157,021	136,382	20,639	148,911	136,330	12,581
Weighted average number of shares of common stock - diluted	159,112	136,522	22,590	148,911	136,330	12,581
Earnings per share - basic	$0.42	$0.43	(0.01)	$(0.80)	$(0.08)	$(0.72)
Earnings per share - diluted	$0.41	$0.43	(0.02)	$(0.80)	$(0.08)	$(0.72)
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Total operating revenues. The $55.3 million increase in total operating revenues was mainly a result of an increase in natural gas production in the third quarter of 2016 compared to the third quarter of 2015, which was the result of increased drilling and completion activity, mainly in Washington County, Pennsylvania and Belmont County, Ohio. In addition to the impact of increased production volumes on operating revenues, our realized price increased from $2.32 per Mcf in the third quarter of 2015 to $2.36 per Mcf in the third quarter of 2016, in each case before the effect of hedges. Operating revenues were positively impacted by an $11.8 million increase in gathering, compression and water service revenues period-over-period. This increase primarily relates to increased third-party volumes and related revenues on existing gathering contracts. Additionally, the increase in other revenue of approximately $11.3 million was primarily driven by our natural gas marketing activities.
Lease operating. The $0.3 million decrease in lease operating expenses was primarily attributable to improved efficiencies relating to produced water recycling and reduced rental costs as a result of a reduced flowback period in the third quarter of 2016 as compared to the prior period. In addition, lease operating expense per unit of production decreased period-over-period due to improved operating efficiencies, primarily related to more producing wells per pad, lower rental and service costs and increased overall production.
Gathering, compression and transportation. Gathering, compression and transportation expense for the third quarter of 2016 of $29.6 million is mainly comprised of $27.2 million of transportation contracts with third parties and $2.4 million of gathering charges from third parties. The $5.3 million increase in such expense was primarily attributable to increased firm transportation contracts in the third quarter of 2016 compared to the third quarter of 2015.
Midstream operation and maintenance. The $0.7 million decrease in midstream operation and maintenance expense period-over-period was primarily due to a decrease in operating expenses related to our water services as fewer wells were supported for completion activities in the third quarter of 2016.
Incentive unit expense (income). Incentive unit expense increased $6.6 million period-over-period. In the third quarter of 2015, the $0.7 million income consisted of $7.0 million of non-cash compensation expense related to the Rice Holdings incentive units, offset by $7.7 million of non-cash income related to the quarterly fair market value adjustment for the NGP Holdings incentive units, which was largely driven by the decline in the Company’s stock price at September 30, 2015. In the third quarter of 2016, the $5.9 million expense consisted of $5.9 million of non-cash compensation expense related to the Rice Holdings incentive units. No future expense will be recognized related to the NGP Holdings incentive units as a result of the April 2016 settlement of the remaining NGP Holdings incentive unit obligation. See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—10. Incentive Units” for additional information.
General and administrative. The $1.6 million increase in general and administrative expense period-over-period was primarily attributable to the addition of personnel to support our growth activities and related salary and employee benefits. At September 30, 2016, we had 406 employees as compared to 376 employees at September 30, 2015. Additionally, included in general and administrative expense is equity compensation expense of $5.6 million and $4.2 million for the third quarter of 2016 and 2015, respectively.
DD&A. The $6.1 million decrease in depreciation, depletion and amortization period-over-period was primarily a result of a change in expense allocation related to our working interest in certain assets. Partially offsetting the decrease in depreciation, depletion and amortization was an increase in midstream assets being in service in the third quarter of 2016 as compared to the third quarter of 2015 and the related depreciation on those assets.
Other expense. The $10.4 million increase in other expense period-over-period was primarily attributable to expenses associated with our natural gas marketing activities.
Interest expense. The $0.5 million increase in interest expense period-over-period was a result of higher levels of average borrowings outstanding during the third quarter of 2016 as compared to the third quarter of 2015 in order to fund our capital programs.

Gain on derivative instruments. The $183.9 million gain on derivative contracts in the third quarter of 2016 is comprised of cash receipts of $40.9 million on the settlement of maturing contracts and a $143.0 million unrealized gain in the third quarter of 2016 due to the decrease in commodity prices as compared to our hedged prices. The $127.1 million gain on derivative contracts in the third quarter of 2015 was comprised of $47.8 million of cash receipts on the settlement of maturing contracts and a $79.3 million unrealized gain.
Income tax (expense) benefit. The $61.3 million increase in income tax expense period-over-period was attributable to an increase in taxable income, including an increase to income attributable to noncontrolling interests.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Total operating revenues. The $128.8 million increase in total operating revenues period-over-period was mainly a result of an increase in natural gas production for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, which was the result of increased drilling and completion activity, mainly in Washington County, Pennsylvania and Belmont County, Ohio. The impact of increased production volumes on operating revenues was partially offset by a decrease in realized prices. Our realized price for the nine months ended September 30, 2016 was $1.99 per Mcf compared to $2.27 per Mcf for the nine months ended September 30, 2015, in each case before the effect of hedges. Operating revenues were positively impacted by a $38.7 million increase in gathering, compression and water service revenues period-over-period. This increase primarily relates to increased third-party volumes and related revenues on existing gathering contracts. Additionally, the increase in other revenue of approximately $20.9 million was primarily driven by our natural gas marketing activities.
Lease operating. The $2.9 million decrease in lease operating expenses period-over-period was primarily attributable to improved efficiencies relating to produced water recycling and reduced rental costs as a result of a reduced flowback period in the nine months ended September 30, 2016 as compared to the prior period. In addition, lease operating expense per unit of production decreased period-over-period due to improved operating efficiencies, primarily related to more producing wells per pad, lower rental and service costs and increased overall production.
Gathering, compression and transportation. Gathering, compression and transportation expense for the nine months ended September 30, 2016 of $84.9 million is mainly comprised of $73.0 million of transportation contracts with third parties and $11.9 million of gathering charges from third parties. The $29.4 million increase in such expense was primarily attributable to increased firm transportation contracts in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
Midstream operation and maintenance. The $7.3 million increase in midstream operation and maintenance expense period-over-period was primarily due to an increase in on and off pad water transfer costs and water procurement, in addition to increased contract labor expenses.
Incentive unit expense (income). Incentive unit expense decreased $1.0 million period-over-period. In the nine months ended September 30, 2015, the $45.9 million expense consisted of $27.7 million of non-cash compensation expense related to the Rice Holdings incentive units and $26.7 million related to payments made to certain holders of NGP Holdings incentive units, offset by $8.6 million of non-cash income related to the quarterly fair market value adjustment for the NGP Holdings incentive units, which was largely driven by the decline in the Company’s stock price at September 30, 2015. In the nine months ended September 30, 2016, the $44.9 million expense consisted of $17.6 million of non-cash compensation expense related to the Rice Holdings incentive units and $27.3 million of compensation expense related to a cumulative adjustment to equal the cumulative cash payment made by NGP Holdings to NGP Holdings incentive unitholders. No future expense will be recognized related to the NGP Holdings incentive units as a result of the April 2016 settlement of the remaining NGP Holdings incentive unit obligation. See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—10. Incentive Units” for additional information.
General and administrative. The $10.4 million increase in general and administrative expense period-over-period was primarily attributable to the addition of personnel to support our growth activities and related salary and employee benefits. At September 30, 2016, we had 406 employees as compared to 376 employees at September 30, 2015. Additionally, included in general and administrative expense is equity compensation expense of $16.4 million and $11.7 million in 2016 and 2015, respectively.
DD&A. The $19.1 million increase in depreciation, depletion and amortization period-over-period was primarily a result of an increase in production driven by a greater number of producing wells in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, which is consistent with our expanded drilling program. In addition, the increase was also the result of an increase in midstream assets being in service in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 and the related depreciation on those assets.

Other expense. The $22.2 million increase in other expense period-over-period was attributable to expenses associated with our natural gas marketing activities.
Interest expense. The $10.3 million increase in interest expense period-over-period was a result of higher levels of average borrowings outstanding during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 in order to fund our capital programs.
Gain on derivative instruments. The $52.5 million gain on derivative contracts in the nine months ended September 30, 2016 is comprised of cash receipts of $172.4 million on the settlement of maturing contracts, partially offset by a $119.8 million unrealized loss due to the increase in commodity prices as compared to our hedged prices. The $184.7 million gain on derivative contracts in the nine months ended September 30, 2015 was comprised of $117.7 million of cash receipts on the settlement of maturing contracts and a $67.0 million unrealized gain.
Income tax (expense) benefit. The $64.1 million increase in the income tax benefit period-over-period was attributable to a $90.1 million pre-tax loss for the nine months ended September 30, 2016.
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
The following tables set forth selected operating and financial data for each business segment during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015:
Exploration and Production Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except volumes)	2016	2015	Change	2016	2015	Change
Operating revenues:
Natural gas, oil and NGL sales	$162,695	$130,145	$32,550	$397,449	$327,947	$69,502
Other revenue	11,390	88	11,302	24,296	3,353	20,943
Total operating revenues	174,085	130,233	43,852	421,745	331,300	90,445

Operating expenses:
Lease operating	11,979	12,325	(346)	32,088	35,006	(2,918)
Gathering, compression and transportation	56,957	41,654	15,303	156,467	102,021	54,446
Production taxes and impact fees	3,695	1,955	1,740	8,005	5,103	2,902
Exploration	3,396	830	2,566	9,934	1,925	8,009
Incentive unit expense (income)	5,751	(453)	6,204	42,763	43,930	(1,167)
Acquisition costs	614	—	614	614	—	614
Impairment of fixed assets	—	—	—	2,595	—	2,595
General and administrative	19,676	21,250	(1,574)	54,531	55,896	(1,365)
Depreciation, depletion and amortization	79,736	84,408	(4,672)	234,207	216,665	17,542
Other expense (income)	10,063	(71)	10,134	25,561	2,979	22,582
Total operating expenses	191,867	161,898	29,969	566,765	463,525	103,240

Operating loss	$(17,782)	$(31,665)	$13,883	$(145,020)	$(132,225)	$(12,795)

Operating volumes:
Natural gas production (MMcf):	68,524	55,806	12,718	198,269	142,454	55,815
Oil and NGL production (MBbls):	35	37	(2)	132	216	(84)
Total production (MMcfe)	68,733	56,031	12,702	199,058	143,752	55,306
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Natural gas, oil and NGL sales. The $32.6 million increase in natural gas sales was mainly a result of an increase in production in the third quarter of 2016 compared to the third quarter of 2015, as discussed above. In addition to the impact of increased production volumes on operating revenues, our realized price increased from $2.32 per Mcf in the third quarter of 2015 to $2.36 per Mcf in the third quarter of 2016, in each case before the effect of hedges.
Other revenue. The increase in other revenue of approximately $11.3 million was primarily due to an increase in natural gas marketing activities.
Lease operating. The $0.3 million decrease in lease operating expenses was primarily attributable to improved efficiencies relating to produced water recycling and reduced rental costs as a result of a reduced flowback period in the third quarter of 2016, as compared to the prior period.
Gathering, compression and transportation. Gathering, compression and transportation expense of $57.0 million for the third quarter of 2016 includes $30.0 million of affiliate and third party gathering fees and $27.0 million of transportation contracts with third parties. The $15.3 million increase in gathering, compression and transportation expenses was mainly due to increased volumes under the gathering agreements with the Rice Midstream Partners segment and the Rice Midstream Holdings segment, as well as increased firm transportation expense in the third quarter of 2016 compared to the third quarter of 2015.
General and administrative. The $1.6 million decrease in segment general and administrative expense period-over-period is attributable to a decrease in allocated costs associated with personnel and administrative expenses as the Rice Midstream Holdings segment and Rice Midstream Partners segment continue to grow. Included in general and administrative expense is stock compensation expense of $3.7 million and $2.7 million for the three months ended September 30, 2016 and 2015, respectively.
DD&A. The $4.7 million decrease in depreciation, depletion and amortization period-over-period was a result of a change in expense allocation related to our working interest in certain assets.
Other expense. The $10.1 million increase in other expense period-over-period was primarily attributable to expenses associated with our natural gas marketing activities.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Natural gas, oil and NGL sales. The $69.5 million increase in natural gas, oil and NGL sales was mainly a result of an increase in production in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, as discussed above. The impact of increased production volumes on operating revenues was partially offset by a decrease in realized prices. Our realized price for the nine months ended September 30, 2016 was $1.99 per Mcf compared to $2.27 per Mcf in the nine months ended September 30, 2015, in each case before the effect of hedges.
Other revenue. The increase in other revenue of approximately $20.9 million was primarily due to an increase in our natural gas marketing activities.
Lease operating. The $2.9 million decrease in lease operating expenses period-over-period was primarily attributable to improved efficiencies relating to produced water recycling and reduced rental costs as a result of a reduced flowback period in the nine months ended September 30, 2016, as compared to the prior period.
Gathering, compression and transportation. Gathering, compression and transportation expense of $156.5 million for the nine months ended September 30, 2016 includes $83.5 million of affiliate and third party gathering fees and $73.0 million of transportation contracts with third parties. The $54.4 million increase in gathering, compression and transportation expenses was mainly due to increased volumes under the gathering agreements with the Rice Midstream Partners segment and the Rice Midstream Holdings segment, as well as increased firm transportation expense in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
General and administrative. The $1.4 million decrease in segment general and administrative expense period-over-period was primarily attributable to a decrease in allocated costs associated with personnel and administrative expenses as the Rice Midstream Holdings segment and Rice Midstream Partners segment continue to grow. Included in general and administrative expense is stock compensation expense of $9.5 million and $7.9 million for the nine months ended September 30, 2016 and 2015, respectively.
DD&A. The $17.5 million increase in depreciation, depletion and amortization period-over-period was a result of an increase in production due to a greater number of producing wells in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, which is consistent with our expanded drilling program.
Other expense. The $22.6 million increase in other expense period-over-period was primarily attributable to expenses associated with our natural gas marketing activities.

Rice Midstream Holdings Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except volumes)	2016	2015	Change	2016	2015	Change
Operating revenues:
Gathering revenues	$16,189	$8,691	$7,498	$33,969	$17,879	$16,090
Compression revenues	2,796	—	2,796	7,540	—	7,540
Total operating revenues	18,985	8,691	10,294	41,509	17,879	23,630

Operating expenses:
Midstream operation and maintenance	974	410	564	2,445	935	1,510
Incentive unit expense	169	(158)	327	2,139	892	1,247
General and administrative	5,335	1,835	3,500	14,162	4,175	9,987
Acquisition expense	—	—	—	484	—	484
Depreciation, depletion and amortization	1,577	928	649	4,222	1,887	2,335
Other expense	—	153	(153)	—	153	(153)
Total operating expenses	8,055	3,168	4,887	23,452	8,042	15,410

Operating income	$10,930	$5,523	$5,407	$18,057	$9,837	$8,220

Operating volumes:
Gathering volumes (MDth/d):	812	319	493	642	221	421
Compression volumes (MDth/d):	483	—	483	436	—	436
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Total operating revenues. The $10.3 million increase in total operating revenues was mainly the result of an increase in affiliate volumes associated with the gathering contracts between the Exploration and Production segment and the Rice Midstream Holdings segment, as well as an increase in third-party gathering volumes which include revenues associated with the contracts for Strike Force Midstream LLC.
Midstream operation and maintenance. Midstream operation and maintenance expense increased $0.6 million, primarily due to additional contract labor for the maintenance of existing assets.
General and administrative. The $3.5 million increase in general and administrative expense period-over-period was primarily attributable to costs associated with personnel to support the Rice Midstream Holdings segment’s growth activities. Included in general and administrative expense is stock compensation expense of $1.3 million and $0.5 million for the third quarter of 2016 and 2015, respectively.
DD&A. The $0.6 million increase in depreciation, depletion and amortization was mainly the result of an increase in midstream assets being in service in the third quarter of 2016 as compared to the third quarter of 2015 and the related depreciation on those assets.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Total operating revenues. The $23.6 million increase in total operating revenues period-over-period was mainly the result of an increase in affiliate volumes associated with the gathering contracts between the Exploration and Production segment and the Rice Midstream Holdings segment, as well as an increase in third-party gathering volumes which include revenues associated with the contracts for Strike Force Midstream.
Midstream operation and maintenance. Midstream operation and maintenance expense increased $1.5 million period-over-period, primarily due to additional contract labor for the maintenance of existing assets.

General and administrative. The $10.0 million increase in general and administrative expense period-over-period was primarily attributable to costs associated with personnel to support the Rice Midstream Holdings segment’s growth activities. Included in general and administrative expense is stock compensation expense of $4.2 million and $0.5 million for the third quarter of 2016 and 2015, respectively.
DD&A. The $2.3 million increase in depreciation, depletion and amortization period-over-period was mainly the result of an increase in midstream assets being in service in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 and the related depreciation on those assets.
Rice Midstream Partners Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except volumes)	2016	2015	Change	2016	2015	Change
Operating revenues:
Gathering revenues	$28,473	$19,722	$8,751	$80,408	$54,445	$25,963
Compression revenues	5,030	420	4,610	9,931	1,594	8,337
Water distribution revenues	7,564	9,933	(2,369)	51,818	29,107	22,711
Total operating revenues	41,067	30,075	10,992	142,157	85,146	57,011

Operating expenses:
Midstream operation and maintenance	4,596	4,421	175	17,348	10,028	7,320
Incentive unit expense	—	(75)	75	—	1,048	(1,048)
General and administrative	4,945	5,242	(297)	15,408	13,638	1,770
Depreciation, depletion and amortization	5,489	4,417	1,072	17,714	10,454	7,260
Acquisition expense	—	—	—	73	—	73
Amortization of intangible assets	411	407	4	1,222	1,223	(1)
Other expense	90	(347)	437	239	492	(253)
Total operating expenses	15,531	14,065	1,466	52,004	36,883	15,121

Operating income	$25,536	$16,010	$9,526	$90,153	$48,263	$41,890

Operating volumes:
Gathering volumes (MDth/d):	957	671	286	909	629	280
Compression volumes (MDth/d):	745	39	706	488	54	434
Water distribution volumes (MMgal):	135	227	(92)	932	575	357
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Total operating revenues. The $11.0 million increase in total operating revenues was mainly the result of an increase in gathering and compression revenues associated with our existing third-party contracts. The Partnership’s water services revenues related to third-party contracts and the water services agreements associated with us decreased $1.6 million and $0.8 million, respectively, period-over-period due to a decrease in fresh water throughput volumes.
Midstream operation and maintenance. Midstream operation and maintenance expense for the third quarter of 2016 includes $2.6 million of expense relative to our fresh water distribution assets and $2.0 million of expense relative to our gathering assets. The $0.2 million increase in expense period-over-period was primarily due to an increase in contract labor expenses.
General and administrative. General and administrative expense for the third quarter of 2016 was $4.9 million, which included $4.4 million related to costs associated with our personnel providing support to the Partnership pursuant to our omnibus agreement. For the three months ended September 30, 2015, general and administrative expense were $5.2 million, which included $2.3 million of general and administrative expense allocated to the Partnership by us and $1.3 million of general and administrative expenses allocated to the Water Assets. Included in general and administrative expense is equity compensation expense of $0.6 million and $1.1 million for the three months ended September 30, 2016 and 2015, respectively.
DD&A. The $1.1 million increase in depreciation, depletion and amortization expense period-over-period was mainly the result of an increase in midstream assets being in service in the third quarter of 2016 as compared to the third quarter of 2015 and the related depreciation on those assets.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Total operating revenues. The $57.0 million increase in total operating revenues period-over-period was mainly the result of an increase in affiliate volumes related to the water service contracts between the Exploration and Production segment and the Rice Midstream Partners segment, an increase in revenues related to existing third-party gathering and compression volumes and additional affiliate revenues related to the gathering and compression contracts between the Exploration and Production segment and the Rice Midstream Partners segment.
Midstream operation and maintenance. Midstream operation and maintenance expense for the third quarter of 2016 includes $12.2 million of expense relative to our fresh water distribution assets and $5.1 million of expense relative to our gathering and compression assets. The $7.3 million increase in expense period-over-period was primarily due to an increase in on and off pad water transfer costs and water procurement, in addition to increased contract labor expenses.
General and administrative. The $1.8 million increase in general and administrative expense period-over-period was primarily attributable to costs associated with personnel to support the Rice Midstream Partners segment’s growth activities. Included in general and administrative expense is stock compensation expense of $2.7 million and $3.3 million for the nine months ended September 30, 2016 and 2015, respectively.
DD&A. The $7.3 million increase in depreciation, depletion and amortization expense period-over-period was mainly the result of an increase in midstream assets being in service in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 and the related depreciation on those assets.
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
Cash Flow Provided by Operating Activities
Net cash provided by operating activities was $380.4 million for the nine months ended September 30, 2016, compared to $270.4 million for the nine months ended September 30, 2015. The increase in operating cash flow was primarily due to an increase in cash receipts on settled derivatives and production, partially offset by an increase in cash operating expenses.
Cash Flow Used in Investing Activities
During the nine months ended September 30, 2016, cash flows used in investing activities of $960.2 million primarily consisted of $681.7 million for capital expenditures for property and equipment and $270.0 million of cash in escrow related to the Vantage Acquisition, as compared to the $909.7 million of cash flows used in investing activities for the nine months ended September 30, 2015 with $919.9 million related to capital expenditures for property and equipment, offset by approximately $10.0 million in proceeds from the sale of gas properties.
Capital expenditures for the Exploration and Production segment were $535.2 million and $638.5 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease of $103.4 million was primarily attributable to a decrease in the acquisition and development of our natural gas properties.

Capital expenditures for the Rice Midstream Holdings segment totaled $86.0 million and $125.0 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease of $39.0 million was attributable to a decrease in capital expenditures for Rice Olympus Midstream LLC’s midstream infrastructure, offset by an increase in capital expenditures for Strike Force Midstream LLC’s midstream infrastructure.
Capital expenditures for the Rice Midstream Partners segment totaled $97.7 million and $178.1 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease of $80.4 million was attributable to a decrease in the capital expenditures related to the Rice Midstream Partners segment’s water services assets, offset by increases in capital expenditures for compression assets.
Cash Flow Provided by Financing Activities
Net cash provided by financing activities of $1,701.0 million during the nine months ended September 30, 2016 was primarily the result of the proceeds from the September 2016 and the April 2016 equity offerings, proceeds from the Partnership’s June 2016 equity offering and proceeds from the Partnership’s ATM program, offset by net repayments on our revolving credit facilities, and distributions to the Partnership’s public unitholders. Net cash provided by financing activities of $599.3 million during the nine months ended September 30, 2015 was primarily the result of proceeds from our 2023 Notes offering (discussed below) and borrowings on the Midstream Holdings Revolving Credit Facility (defined below) and the RMP Revolving Credit Facility (defined below), offset by distributions to the Partnership’s public unitholders.
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
Senior Secured Revolving Credit Facility
In April 2013, we entered into a Senior Secured Revolving Credit Facility (the “Senior Secured Revolving Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders. In April 2014, we, as borrower, and Rice Drilling B LLC (“Rice Drilling B”), as predecessor borrower, amended and restated the credit agreement governing the Senior Secured Revolving Credit Facility (the “Amended Credit Agreement”) to, among other things, assign all of the rights and obligations of Rice Drilling B as borrower under the Senior Secured Revolving Credit Facility to us.
As of September 30, 2016, the borrowing base was $875.0 million (with a $750.0 million lender commitment amount) and the sublimit for letters of credit was $250.0 million. The Company had zero borrowings outstanding and $220.4 million in letters of credit outstanding under the Amended Credit Agreement as of September 30, 2016, resulting in availability of $529.6 million. As of September 30, 2016, the maturity date of the Senior Secured Revolving Credit Facility was January 29, 2019.
In connection with the closing of the Vantage Acquisition, on October 19, 2016, we entered into a Fourth Amended and Restated Credit Agreement (the “Fourth Amended and Restated Credit Agreement”) effective upon the closing of the Vantage Acquisition to, among other things, (i) permit the completion of the Vantage Acquisition, (ii) extend the maturity date of the credit facility from January 29, 2019 to October 19, 2021, (iii) increase the borrowing base from $875.0 million to $1.0 billion without giving effect to the oil and gas properties acquired pursuant to the Vantage Acquisition, (iv) add us as a guarantor, (v) increase the minimum required mortgage percentage (as it applies to proved reserves) to be 85% of proved reserves, (vi) amend the restricted payments covenant to permit certain distributions by Rice Energy Operating to its members, (vii) replace the interest coverage ratio with a consolidated total leverage ratio or consolidated net leverage ratio, as applicable, to commence with the last day of the fiscal quarter ended December 31, 2016 and (viii) adjust the interest rate payable on amounts borrowed thereunder (as described below).
Following the effectiveness of the Fourth Amended and Restated Credit Agreement, Eurodollar loans under the Senior Secured Revolving Credit Facility bear interest at a rate per annum equal to LIBOR plus an applicable margin ranging from 225 to 325 basis points, depending on the percentage of borrowing base utilized, and base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 125 to 225 basis points, depending on the percentage of borrowing base utilized.
As of September 30, 2016, the Senior Secured Revolving Credit Facility is secured by liens on at least 80% of the proved oil and gas reserves of us and our subsidiaries (other than any subsidiary that is designated as an unrestricted subsidiary including Midstream Holdings and its subsidiaries), as well as significant unproved acreage and substantially all of the personal property of us and such restricted subsidiaries, and the Senior Secured Revolving Credit Facility is guaranteed by such restricted subsidiaries.
The Senior Secured Revolving Credit Facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Senior Secured Revolving Credit Facility to be immediately due and payable. We were in compliance with such covenants and ratios as of September 30, 2016.
Midstream Holdings Revolving Credit Facility

On December 22, 2014, Midstream Holdings entered into a revolving credit facility (“Midstream Holdings Revolving Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders with a maximum credit amount of $300.0 million and a sublimit for letters of credit of $25.0 million.
As of September 30, 2016, Midstream Holdings had $34.0 million borrowings outstanding and no letters of credit under this facility. The average daily outstanding balance of the credit facility was approximately $23.8 million, and interest was incurred on the facility at a weighted average interest rate of 4.2% through September 30, 2016. The Midstream Holdings Revolving Credit Facility is available to fund working capital requirements and capital expenditures and to purchase assets and matures on December 22, 2019.
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
The Midstream Holdings Revolving Credit Facility is secured by mortgages and other security interests on substantially all of the properties of, and guarantees from, Midstream Holdings and its restricted subsidiaries (which do not include RMP or the GP, a Delaware limited liability company and general partner of RMP, or Rice Energy and its subsidiaries other than Midstream Holdings).
The Midstream Holdings Revolving Credit Facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Midstream Holdings Revolving Credit Facility to be immediately due and payable. Midstream Holdings was in compliance with such covenants and ratios as of September 30, 2016.
RMP Revolving Credit Facility
On December 22, 2014, Rice Midstream OpCo entered into a revolving credit facility (the “RMP Revolving Credit Facility”) with RMP, Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders. As of September 30, 2016, the RMP Revolving Credit Facility had a maximum credit amount of $450.0 million with an additional $200.0 million of commitments available under an accordion feature subject to lender approval. The RMP Revolving Credit Facility provides for a letter of credit sublimit of $50.0 million. As of September 30, 2016, Rice Midstream OpCo had no borrowings outstanding and no letters of credit under this facility. The year-to-date average daily outstanding balance of the credit facility was approximately $96.5 million and interest was incurred on the facility at a weighted average interest rate of 3.3% through September 30, 2016. The RMP Revolving Credit Facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes. The maturity date of the RMP Revolving Credit Facility is December 22, 2019.
In connection with the Vantage Midstream Asset Acquisition, on October 19, 2016, Rice Midstream OpCo entered into a second amendment (the “Second Amendment”) to its credit agreement to, among other things, (i) permit the completion of the Vantage Midstream Asset Acquisition, (ii) increase the Partnership’s ability to borrow under the facility from $450.0 million (with an additional $200.0 million of commitments available under an accordion feature) to $850.0 million and (iii) adjust the interest rate payable on amounts borrowed thereunder (as described below). The Partnership completed the Vantage Midstream Asset Acquisition on October 19, 2016.
Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. Under the RMP Revolving Credit Facility, Rice Midstream OpCo may elect to borrow in Eurodollars or at the base rate. Following the effectiveness of the Second Amendment, Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 200 to 300 basis points, depending on the leverage ratio then in effect, and base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 100 to 200 basis points, depending on the leverage ratio then in effect. Following the effectiveness of the Second Amendment, Rice Midstream OpCo also pays a commitment fee based on the undrawn commitment amount ranging from 37.5 to 50 basis points.
The RMP Revolving Credit Facility is secured by mortgages and other security interests on substantially all of RMP’s properties and guarantees from RMP and its restricted subsidiaries.

The RMP Revolving Credit Facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the RMP Revolving Credit Facility to be immediately due and payable. RMP was in compliance with its covenants and ratios as of September 30, 2016.
Midstream Holdings Investment
On February 22, 2016, we completed a $375.0 million equity investment by EIG Global Energy Partners (“EIG”), on behalf of EIG managed funds, into Midstream Holdings, our wholly-owned subsidiary prior to the investment, in exchange for $375.0 million of Series B Units in Midstream Holdings (the “Series B Units”) and common units representing an 8.25% limited partner interest in GP Holdings, a subsidiary of Midstream Holdings that holds all of the common units, subordinated units and incentive distribution rights in RMP previously held by Midstream Holdings (the “Midstream Holdings Investment”). The Series B Units have an 8.0% preferential distribution rate; however, Midstream Holdings has an option to pay distributions in kind for the first two years. Midstream Holdings used approximately $75.0 million of the proceeds to repay borrowings under its revolving credit facility and to pay transaction fees and expenses, and the remaining $300.0 million was distributed to us to fund a portion of our 2016 development program in the cores of the Marcellus and Utica Shales. In addition, Midstream Holdings may require EIG to make an additional $125.0 million commitment (subject to designated drawing conditions precedent) for a period of 18 months.
April 2016 Equity Offering
On April 15, 2016, we completed a public offering of 29,858,891 shares of common stock at $16.35 per share, which included 20,000,000 shares sold by the Company and 9,858,891 shares sold by NGP Rice Holdings LLC (“NGP Holdings”). On April 21, 2016, NGP Holdings sold an additional 4,478,834 shares of common stock pursuant to the exercise of the underwriter’s option to purchase additional shares. After deducting underwriting discounts and commissions of $15.0 million and transaction costs, we received net proceeds of $311.8 million. We received no proceeds from the sale of shares by NGP Holdings. We intend to use the net proceeds for general corporate purposes, which may include funding a portion of our 2017 capital budget.
September 2016 Equity Offering
On September 30, 2016, we issued and completed a public offering (the “September 2016 Equity Offering”) of an aggregate of 40,000,000 shares of common stock at a price to the public of $25.50 per share. On October 11, 2016, we sold an additional 6,000,000 shares of common stock pursuant to the exercise of the underwriters’ option to purchase additional shares of common stock in connection with the September 2016 Equity Offering. After deducting underwriting discounts and commissions of approximately $17.9 million and transaction costs, we received net proceeds of approximately $1.2 billion. We used the net proceeds from the offering to fund a portion of the Vantage Acquisition. We will use any remaining proceeds for general corporate purposes. See Note 16 for additional information.
Private Placement
On October 7, 2016, the Partnership issued 20,930,233 common units representing limited partner interests in the Partnership in a private placement for gross proceeds of approximately $450.0 million, or $21.50 per unit (the “Private Placement”). The Partnership primarily used the proceeds of the Private Placement to fund a portion of the Vantage Midstream Asset Acquisition associated with the Vantage Acquisition. The Private Placement closed on October 7, 2016. As a result of the Private Placement, GP Holdings owns approximately 28% of the Partnership, consisting of 3,623 common units, 28,753,623 subordinated units and all of the incentive distribution rights.
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
On a quarterly basis in accordance with ASC 360, we perform a qualitative assessment of whether events or changes in circumstances exist that could be indicators that the carrying amount of proved properties may not be recoverable. Based on our quarterly qualitative assessment, we have not become aware of indicators of impairment which would require us to estimate undiscounted future cash flows compared to the carrying value of our proved properties on an interim basis. As a result, we have not recognized any impairment losses during the three month period ended September 30, 2016. Current future commodity prices continue to support the recoverability of our proved properties; however, we are unable to predict commodity prices with any greater precision than the futures market. Reductions in commodity prices within the futures market could trigger an impairment of proved natural gas properties in the future.
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
As of September 30, 2016, we have entered into derivative instruments with various financial institutions, fixing the price we receive for a portion of our natural gas through December 31, 2020. Our commodity hedge position as of September 30, 2016 is summarized in Note 5 to our condensed consolidated financial statements included elsewhere in the Quarterly Report. Our financial hedging activities are intended to support natural gas prices at targeted levels and to manage our exposure to price fluctuations.
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
As of September 30, 2016, we had zero borrowings and approximately $220.4 million in letters of credit outstanding under our Senior Secured Revolving Credit Facility. As of September 30, 2016, we had availability under the borrowing base of our Senior Secured Revolving Credit Facility of approximately $529.6 million and the borrowing base was $875.0 million (with a $750.0 million lender commitment amount). Following the effectiveness of the Fourth Amended and Restated Credit Agreement, Eurodollar loans bear interest at a rate per annum equal to LIBOR plus an applicable margin ranging from 225 to 325 basis points, depending on the percentage of our borrowing base utilized. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 125 to 225 basis points, depending on the percentage of our borrowing base utilized.
As of September 30, 2016, Midstream Holdings had $34.0 million of borrowings and no letters of credit outstanding under the Midstream Holdings Revolving Credit Facility. Under the revolving credit facility, Midstream Holdings may elect to borrow in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 225 to 300 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 125 to 200 basis points, depending on the leverage ratio then in effect.
The average annual weighted average interest rate incurred on the Midstream Holdings Revolving Credit Facility during the nine months ended September 30, 2016 was approximately 4.2%. A 1.0% increase in the applicable average interest rates for the nine months ended September 30, 2016 would have resulted in an estimated $0.2 million increase in interest expense.
As of September 30, 2016, Rice Midstream OpCo had no borrowings and no letters of credit outstanding under the RMP Revolving Credit Facility. Under the RMP Revolving Credit Facility, Rice Midstream OpCo may elect to borrow in Eurodollars or at the base rate. Following the effectiveness of the Second Amendment, Eurodollar loans will bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 200 to 300 basis points, depending on the leverage ratio then in effect, and base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 100 to 200 basis points, depending on the leverage ratio then in effect. Following the effectiveness of the Second Amendment, Rice Midstream OpCo also pays a commitment fee based on the undrawn commitment amount ranging from 37.5 to 50 basis points.
The average annual weighted average interest rate incurred on the RMP Revolving Credit Facility during the nine months ended September 30, 2016 was approximately 3.3%. A 1.0% increase in the applicable average interest rates for the nine months ended September 30, 2016 would have resulted in a $0.7 million estimated increase in interest expense.
As of September 30, 2016, we did not have any derivatives in place to mitigate the effects of interest rate risk. We may implement an interest rate hedging strategy in the future.
Counterparty and customer credit risk
Our principal exposures to credit risk are through joint interest receivables ($61.8 million in receivables as of September 30, 2016) and the sale of our natural gas production ($82.9 million in receivables as of September 30, 2016), which we market to multiple natural gas marketing companies. Joint interest receivables arise from billing entities who own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. We have minimal ability to choose who participates in our wells. We are also subject to credit risk with three natural gas marketing companies that hold a significant portion of our natural gas receivables. We do not require our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.
By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to review annually, or on an as-needed basis. We have derivative instruments in place with six different counterparties. As of September 30, 2016, our contracts with Barclays Bank PLC and Bank of Montreal accounted for 21% and 20% of the net fair market value of our derivative assets, respectively. We believe these counterparties are acceptable credit risks. We are not required to post letters of credit as collateral to Bank of Montreal, Wells Fargo Bank N.A., Citibank N.A. and Barclays Bank PLC under current contracts, nor are they required to provide credit support or collateral to us. As of September 30, 2016 and December 31, 2015, we did not have any past due receivables from counterparties.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information we are required to disclose in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Control over Financial Reporting
As disclosed in Note 16, subsequent to September 30, 2016, the Company completed the acquisition of Vantage. We are in the process of integrating these businesses. We are analyzing, evaluating and, where necessary, implementing changes in controls and procedures relating to Vantage as the integration proceeds. As such, this process may result in additions or changes to our internal control over financial reporting. Otherwise, there were no changes in our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are currently negotiating a settlement with the Pennsylvania Department of Environmental Protection (“DEP”) relating to civil penalties for certain Notices of Violations received from December 2011 through April 2016 under the Clean Streams Law, the 2012 Oil and Gas Act, the Solid Waste Management Act, and the Dam Safety and Encroachments Act. As of September 30, 2016, we have accrued $3.6 million for contingencies associated with these settlement negotiations with the DEP.
Item 1A. Risk Factors
Our business faces many risks. Any of the risks discussed elsewhere in this Quarterly Report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.
For a discussion of our potential risks and uncertainties, see the risk factors below and the information in “Item 1A. Risk Factors” in our 2015 Annual Report.
We may be unable to successfully integrate Vantage’s operations or to realize anticipated cost savings, revenues or other benefits of the Vantage Acquisition.
Our ability to achieve the anticipated benefits of the Vantage Acquisition will depend in part upon whether we can integrate Vantage’s assets and operations into our existing businesses in an efficient and effective manner. We may not be able to accomplish this integration process successfully. The successful acquisition of producing properties, including those acquired from Vantage, requires an assessment of several factors, including:

•	recoverable reserves;

•	future natural gas and oil prices and their appropriate differentials;

•	availability and cost of transportation of production to markets;

•	availability and cost of drilling equipment and of skilled personnel;

•	development and operating costs and potential environmental and other liabilities; and

•	regulatory, permitting and similar matters.
The accuracy of these assessments is inherently uncertain. In connection with these assessments, we have performed a review of the subject properties that we believe to be generally consistent with industry practices. Our review may not reveal all existing or potential problems or permit us to become sufficiently familiar with the properties to fully assess their deficiencies and potential recoverable reserves. Inspections will not always be performed on every well, and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or a portion of the underlying deficiencies. As is the case with the Vantage Acquisition, we are often not entitled to contractual indemnification for environmental liabilities and acquire properties on an “as is” basis, and, as is the case with certain liabilities associated with the assets to be acquired, we are entitled to indemnification for only certain environmental liabilities. The integration process may be subject to delays or changed circumstances, and we can give no assurance that the acquired properties will perform in accordance with our expectations or that our expectations with respect to integration or cost savings as a result of the Vantage Acquisition will materialize. Significant acquisitions, including the Vantage Acquisition, and other strategic transactions may involve other risks that may cause our business to suffer, including:

•	diversion of our management’s attention to evaluating, negotiating and integrating significant acquisitions and strategic transactions;

•	the challenge and cost of integrating acquired operations, information management and other technology systems and business cultures with those of ours while carrying on our ongoing business; and

•
the failure to realize the full benefit that we expect in estimated proved reserves, production volume, cost savings from operating synergies or other benefits anticipated from an acquisition, or to realize these benefits within the expected time frame.

We will incur significant transaction and acquisition-related costs in connection with the Vantage Acquisition.
We expect to incur significant costs associated with the Vantage Acquisition and combining the operations of the two companies. The substantial majority of the expenses resulting from the Vantage Acquisition will be composed of transaction costs related to the Vantage Acquisition and business integration and employment-related costs. We may also incur transaction fees and costs related to formulating integration plans. Additional unanticipated costs may be incurred in the integration of the two companies’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.
We are a holding company. Our sole material asset is our equity interest in Rice Energy Operating and we are accordingly dependent upon distributions from Rice Energy Operating to pay taxes and to cover our corporate and other overhead expenses.
Following the Vantage Acquisition, we are a holding company and have no material assets other than our equity interest in Rice Energy Operating. We have no independent means of generating revenue. To the extent Rice Energy Operating has distributable cash, we intend to cause Rice Energy Operating to make pro rata distributions to its members, including us, in an amount at least sufficient to allow each member to pay any taxes it incurs as a result of income allocated to such member by Rice Energy Operating, and we also intend to cause Rice Energy Operating to reimburse us for our corporate and other overhead expenses. We may be limited, however, in our ability to cause Rice Energy Operating and its subsidiaries to make these and other distributions and payments to us due to restrictions under our credit facilities. To the extent that we need funds and Rice Energy Operating or its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of their financing arrangements, or are otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.
Recent decisions by the Ohio Supreme Court interpreting the Ohio Dormant Mineral Act relating to preservation of mineral rights by surface owners could require certain curative efforts to vest title in a portion of the Company’s leasehold acreage, increase its leasehold expenses, subject it to payment of additional royalties and/or result in the loss of some of its leasehold acreage in Ohio.
On September 15, 2016, the Ohio Supreme Court issued a series of decisions relating to the Ohio Dormant Mineral Act (the “ODMA”). In the lead case, Corban v. Chesapeake Exploration L.L.C., the court concluded that the 1989 version of the ODMA did not transfer ownership of dormant mineral rights automatically, by operation of law. Instead, prior to 2006, surface owners were required to bring a quiet title action in order to establish abandonment of mineral rights. After June 30, 2006 (the effective date of the 2006 version of the ODMA), surface owners are required to follow the statutory notice and recording procedures enacted in 2006. The Company is assessing the impact of these recent decisions on its operations in Ohio where a portion of its acreage and its producing properties are located. However, the Ohio Supreme Court decisions could require certain curative efforts to vest title in a portion of the Company’s leasehold acreage, increase its leasehold expenses, subject it to payment of additional royalties and/or result in the loss of some of its leasehold acreage in Ohio, any of which could have an adverse effect on the Company’s results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of securities. There were no sales of unregistered equity securities during the period covered by this report.
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended September 30, 2016:

Period	Total Number of Shares Withheld (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs
July 1 - July 31, 2016	227	$21.76	—	—
August 1 - August 31, 2016	3,298	$24.95	—	—
September 1 - September 30, 2016	—	$—	—	—
Total	3,525	$24.74	—	—

(1)
All shares withheld during the three months ended September 30, 2016 were used to offset tax withholding obligations that occur upon the vesting of restricted stock units and delivery of common stock under the terms of our long-term incentive plan.

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

10.1
Purchase and Sale Agreement, dated as of September 26, 2016, by and among Vantage Energy Investment LLC, Vantage Energy Investment II LLC, Rice Energy Inc., Vantage Energy, LLC, and Vantage Energy II, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on September 30, 2016).

10.2
Purchase and Sale Agreement, dated as of September 26, 2016, by and between Rice Energy Inc. and Rice Midstream Partners LP (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on September 30, 2016).

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

RICE ENERGY INC.

Date:	November 3, 2016	By:	/s/ Daniel J. Rice IV
Daniel J. Rice IV
Director, Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2016	By:	/s/ Grayson T. Lisenby
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

10.1
Purchase and Sale Agreement, dated as of September 26, 2016, by and among Vantage Energy Investment LLC, Vantage Energy Investment II LLC, Rice Energy Inc., Vantage Energy, LLC, and Vantage Energy II, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on September 30, 2016).

10.2
Purchase and Sale Agreement, dated as of September 26, 2016, by and between Rice Energy Inc. and Rice Midstream Partners LP (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on September 30, 2016).

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