Form 10-K
period 2016-12-31
Rice Energy Inc.
filed 2017-03-01
CIK 1588238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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

Registrant’s telephone number, including area code: (724) 271-7200

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No

The aggregate market value of the equity held by non-affiliates of the registrant as of June 30, 2016: $3,387.9 million
The number of shares of common stock outstanding as of February 27, 2017: 203,511,492 shares of common stock.
Documents Incorporated by Reference
The Company’s definitive proxy statement relating to the annual meeting of shareholders (to be held May 31, 2017) will be filed with the Commission within 120 days after the close of the Company’s fiscal year ended December 31, 2016 and is incorporated by reference in Part III to the extent described herein.

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

Commonly Used Defined Terms
As used in the Annual Report, unless the context indicates or otherwise requires, the following terms have the following meanings:

•	“Rice Energy,” the “Company,” “we,” “our,” “us” or like terms refer collectively to Rice Energy Inc. and its consolidated subsidiaries;

•	“Rice Energy Operating” or “REO” refers to Rice Energy Operating LLC, a subsidiary of Rice Energy, formerly known as Rice Energy Appalachia LLC;

•	“Rice Drilling B” refers to Rice Drilling B LLC, a subsidiary of Rice Energy;

•	“RMP” or the “Partnership” refer to Rice Midstream Partners LP (NYSE: RMP);

•	“Rice Midstream OpCo” refers to Rice Midstream OpCo LLC, a wholly-owned subsidiary of RMP;

•	“Midstream Holdings” refers to Rice Midstream Holdings LLC, a subsidiary of Rice Energy;

•	“Marcellus joint venture” refers collectively to Alpha Shale Resources, LP and its general partner, Alpha Shale Holdings, LLC;

•	“PA Water” refers to Rice Water Services (PA) LLC, a subsidiary of RMP;

•	“OH Water” refers to Rice Water Services (OH) LLC, a subsidiary of RMP;

•	“GP Holdings” refers to Rice Midstream GP Holdings LP, a subsidiary of Rice Energy;

•	“Vantage” refers collectively to Vantage Energy, LLC and Vantage Energy II, LLC;

•	“Vantage Midstream Entities” refers collectively to Vantage Energy II Access, LLC and Vista Gathering, LLC; and

•	“Vantage Acquisition” refers to Rice Energy’s acquisition of Vantage and its subsidiaries.

Explanatory Note
This Annual Report on Form 10-K is filed by Rice Energy, which is a holding company whose primary asset is an equity interest in Rice Energy Operating. Rice Energy is a member and sole manager of Rice Energy Operating. Rice Energy owns an 83.51% membership interest in Rice Energy Operating as of December 31, 2016. Rice Energy is responsible for all operational and administrative decisions of Rice Energy Operating and the day-to-day management of Rice Energy Operating’s business. Rice Energy consolidates the financial results of Rice Energy Operating and its subsidiaries. Rice Energy Operating is a holding company that owns the subsidiaries that directly and indirectly own and operate the business.
PART I
Item 1. Business
General
Rice Energy Inc., a Delaware corporation, is an independent natural gas and oil company focused on the acquisition, exploration and development of natural gas, oil and NGL properties in the Appalachian Basin. We operate in three business segments, which are managed separately due to their distinct operational differences. Our three reporting segments are as follows:
Exploration and Production - This segment is engaged in the acquisition, exploration and development of natural gas, oil and NGLs.
Rice Midstream Holdings - This segment is engaged in the gathering and compression of natural gas production in Belmont and Monroe Counties, Ohio.
Rice Midstream Partners - This segment is engaged in the gathering and compression of natural gas production in Washington and Greene Counties, Pennsylvania, and in the provision of water services to support the well completion services of us and third parties in Washington and Greene Counties, Pennsylvania and in Belmont County, Ohio.
Our corporate offices are located at 2200 Rice Drive, Canonsburg, Pennsylvania 15317 (telephone: (724) 271-7200). Our common stock is listed and traded on the New York Stock Exchange (the “NYSE”) under the symbol “RICE.” At December 31, 2016, we had outstanding 202,606,908 shares of common stock and 40,000 shares of preferred stock. At December 31, 2016, REO had 40,000,000 common units outstanding immediately convertible into a proportionate number of shares of our common stock. We will extinguish 1/1000th of a share of our outstanding preferred stock upon the conversion of each REO common unit.
Rice Energy Significant Accomplishments in 2016

•	Increased 2016 net production to 831 MMcfe/d, a 51% increase from 2015

•	Achieved significant Rice Midstream Holdings segment throughput of 708 MDth/d, a 187% increase over the prior year

•	Achieved significant Rice Midstream Partners segment throughput of 983 MDth/d, a 52% increase over the prior year

•	Completed the Vantage Acquisition for a purchase price of $2.7 billion in October 2016

•	Concurrent with the Vantage Acquisition, completed the drop-down of the Vantage Midstream Entities to RMP for proceeds of $600.0 million (“Vantage Midstream Asset Acquisition”)

•	Increased 2016 proved reserves to 4.0 Tcfe, a 136% increase from 2015

•	Increased 2017 fixed price hedge position to 1,246 BBtu/d, with 970 BBtu/d of HHUB hedges at a weighted average floor price of $3.24 per MMBtu

•	Completed $375 million strategic equity investment by EIG Global Energy Partners in Rice Midstream Holdings (the “Midstream Holdings Investment”)

•	Increased the borrowing base of the Senior Secured Revolving Credit Facility (defined herein) from $750.0 million to $1.45 billion

•
Completed equity offering of an aggregate 34,337,725 shares of common stock in April 2016 (“the April 2016 Equity Offering”), which included 20,000,000 shares of common stock sold by us and 14,337,725 shares sold by NGP Rice Holdings LLC (“NGP Holdings”), providing $311.8 million in net proceeds to us

•
Completed equity offering of 40,000,000 shares of common stock in September 2016 (“September 2016 Equity Offering”), and in October 2016, sold 6,000,000 shares of common stock pursuant to the exercise of the underwriters’ option providing net proceeds of approximately $1.2 billion

•	Maintained a strong liquidity position of $1.9 billion for the year ended December 31, 2016, excluding RMP
Background on Our Financial Information and Results of Operations
As a result of certain reorganizations and transactions that occurred during 2014, 2015 and 2016, our historical financial condition and results of operations for the periods presented in this Annual Report may not be comparable, either from period to period or going forward. For example, information for the period from January 1, 2014 until January 29, 2014, as contained within the year ended December 31, 2014 pertains to the historical financial statements and results of operations of Rice Drilling B, our accounting predecessor. Such periods reflect only our 50% equity investment in our Marcellus joint venture. From and after our acquisition of the remaining 50% interest from Alpha Natural Resources (“Alpha Holdings”) on January 29, 2014, the results of operations of our Marcellus joint venture are consolidated into our results of operations.
In connection with RMP’s initial public offering (the “RMP IPO”) in December 2014, we contributed all of our gas gathering and compression assets in Washington and Greene Counties, Pennsylvania in exchange for, among other things, common and subordinated units representing a 50% limited partner interest and all of the incentive distribution rights in RMP. Indirectly through Midstream Holdings, we own and control the general partner of RMP, and as such the results of operations of RMP are consolidated into our results of operations. However, while our results of operations consolidate the results of operations of RMP, for periods subsequent to December 22, 2014, they give effect to the noncontrolling interest in RMP held by its public unitholders.
Also in connection with the RMP IPO, we entered into various gas gathering and compression agreements and water services agreements, both intercompany and, in the case of certain gas gathering and compression services in Pennsylvania, with RMP. Prior to December 22, 2014, with certain limited exceptions, the Rice Midstream Holdings segment and the Rice Midstream Partners segment did not charge fees for providing such services to our Exploration and Production segment. From December 22, 2014 through October 31, 2015, the Rice Midstream Holdings segment charged the Exploration and Production segment water services fees according to the water services agreements entered into in connection with the RMP IPO. Beginning on November 1, 2015, as a result of the closing of the acquisition of Rice Water Services (PA) LLC (“PA Water”) and Rice Water Services (OH) LLC (“OH Water”) by RMP, the Rice Midstream Partners segment charges the Exploration and Production segment water services fees according to certain water services agreements entered in connection with the acquisition. These gathering and water services fees are eliminated through consolidation.
Following completion of the Vantage Acquisition, we operate Vantage through Rice Energy Operating. As part of the consideration for the Vantage Acquisition, certain affiliates of Quantum Energy Partners, Riverstone Holdings LLC and Lime Rock Partners (such affiliates, the “Vantage Sellers”) were issued 1/1000th of a share of our preferred stock for each unit held in Rice Energy Operating. In connection with the issuance of such membership interests to the Vantage Sellers, we and the Vantage Sellers entered into Rice Energy Operating’s Third Amended and Restated Limited Liability Company Agreement (the “Third A&R LLC Agreement”). Under the Third A&R LLC Agreement, as the sole manager, we control all of the day-to-day business affairs and decision making of Rice Energy Operating without approval of any other member, unless otherwise stated in the Third A&R LLC Agreement. As such, we, through our officers and directors, are responsible for all operational and administrative decisions of Rice Energy Operating and the day-to-day management of Rice Energy Operating’s business. Pursuant to the terms of the Third A&R LLC Agreement, we cannot, under any circumstances, be removed or replaced as the sole manager of Rice Energy Operating, except by our own election, so long as we remain a member of Rice Energy Operating. Provisions regarding the operations of Rice Energy Operating and the rights and obligations of the holders of Rice Energy Operating common units (the “REO Common Units”), are set forth in the Third A&R LLC Agreement. As of December 31, 2016, we owned an 83.51% membership interest in Rice Energy Operating. The remaining 16.49% membership interest in Rice Energy Operating is owned by the Vantage Sellers and is reflected as noncontrolling interest in the consolidated financial statements.
Exploration and Production Business Segment
Our Exploration and Production segment operates in the core of the Marcellus and Utica Shales. As of December 31, 2016, we held approximately 185,000 net acres in the southwestern core of the Marcellus Shale, substantially all of which are in Washington and Greene Counties, Pennsylvania, and approximately 63,000 net acres in the southeastern core of the Utica

Shale, primarily in Belmont County, Ohio. We operate a majority of our acreage in the Marcellus Shale and Utica Shale. In addition, following the completion of the Vantage Acquisition, we held approximately 36,000 net non-core acres in the Barnett Shale as of December 31, 2016.
The following table provides a summary of our approximate net acreage, net drilling locations and net producing wells as of December 31, 2016, average net daily production for the three months ended December 31, 2016, projected 2017 net wells online and projected 2017 drilling and completion (“D&C”) capital budget as of February 22, 2017:

	As of December 31, 2016			Q4 2016 Average Net Daily Production (MMcfe/d)	2017 Projected Net Wells Online	2017 Projected D&C Capex Budget ($mm)
	Approximate Net Acreage(1)	Net Drilling Locations (2)	Net Producing Wells
Appalachian Basin
Marcellus Shale	185,000	861	229	699	55	$585
Utica Shale - Ohio (3)	63,000	241	44	369	20	450
Utica Shale - Pennsylvania	105,000	228	1	1	—	—
Upper Devonian Shale	108,000	464	8	3	—	—
Total Appalachian Basin (4)	248,000	1,794	282	1,073	75	$1,035
Other (5)
Barnett Shale	36,000	171	140	72	—	—
Total	284,000	1,965	422	1,145	75	$1,035

(1)
In connection with the Vantage Acquisition, we acquired approximately 85,000 and 52,000 net Marcellus Shale and net Pennsylvania Utica Shale acres, respectively, located in Greene County, Pennsylvania and approximately 36,000 net Barnett Shale acres located in the Fort Worth Basin in Texas.

(2)
Based on our reserve report as of December 31, 2016, we had 109 and 34 net drilling locations associated with proved undeveloped reserves in the Marcellus and Utica Shale, respectively, and 18 and 11 net drilling Marcellus and Utica Shale locations, respectively, associated with proved developed not producing reserves. Please see “Item 2. Properties—Exploration and Production Segment Properties Reserve Data—Determination of Drilling Locations” for more information regarding the process and criteria through which these drilling locations were identified. The drilling locations on which we actually drill will depend on the availability of capital, regulatory approval, commodity prices, costs, actual drilling results and other factors. Please see “Item 1A. Risk Factors—Risks Related to Our Business—Our drilling locations are scheduled out over many years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling. In addition, we may not be able to raise the substantial amount of capital that would be necessary to drill our drilling locations.”

(3)
Ohio Utica Shale net drilling locations gives effect to our working interest in the Ohio Utica Shale after applying unitization and participating interest assumptions described under “Item 2. Properties—Exploration and Production Properties Reserve Data—Determination of Drilling Locations.”

(4)
Net acres in the Pennsylvania Utica Shale and Upper Devonian Shale are not included in the total acreage as the Pennsylvania Utica Shale, Upper Devonian Shale and Marcellus Shale are stacked formations within the same geographic footprint.

(5)
Excludes approximately 8,500 and 1,000 net acres in the Uinta Basin located in eastern Utah and the Piceance Basin located in northwestern Colorado, respectively, which we acquired in connection with the Vantage Acquisition.

During 2016, we turned 70 gross (63 net) Appalachian wells into sales, of which 14 gross (14 net) wells were acquired in the Vantage Acquisition, and achieved record sales volumes of 304.4 Bcfe, representing a 51% increase in production over the prior year. As of December 31, 2016, we had 4,005 Bcfe of proved reserves (54% proved developed and 99% natural gas), representing a 136% increase over the prior year-end.
In 2017, we plan to invest $1,260.0 million in our Exploration and Production segment as follows:

•	$585.0 million for drilling and completion in the Marcellus Shale;

•	$450.0 million for drilling and completion in the Utica Shale; and

•	$225.0 million for leasehold acquisitions.

Our capital budget excludes acquisitions, other than leasehold acquisitions. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
As of February 1, 2017, our average annual firm transportation contracts and firm sales arrangements cover production volumes of approximately 1,752 BBtu/d in 2017, 2,216 BBtu/d in 2018, 3,325 BBtu/d in 2019, 4,061 BBtu/d in 2020 and 4,730 BBtu/d in 2021. Under firm transportation contracts, we are obligated to pay demand charges for the contracted capacity regardless of whether it is utilized. We continue to actively manage our firm transportation portfolio to facilitate production growth in our Appalachian Basin position.
For the year ended December 31, 2016, our Exploration and Production segment represented 87% of our operating revenues.
Midstream Business Segments
Our Rice Midstream Holdings and Rice Midstream Partners segments invest in infrastructure to complement our Exploration and Production activities and provide midstream services to third-parties. Through ownership and operation of this infrastructure, we are able to improve our ability to manage costs, control the timing of bringing new production online, enhance the value received for the gathering and compression of our natural gas production and improve water services activities to advance our well completions operations. Unlike many producing basins in the United States, certain portions of the Appalachian Basin currently do not have sufficient midstream infrastructure to support the existing and expected future levels of production. The Rice Midstream Holdings and Rice Midstream Partners segments allow us to obtain the necessary gathering and compression capacity for our production.
Rice Midstream Holdings Segment
Our Rice Midstream Holdings segment is engaged in gathering and compression of natural gas production for us and third parties in Belmont and Monroe Counties, Ohio. For the three months ended December 31, 2016, average daily throughput for the Rice Midstream Holdings segment was 904 MDth/d, including 261 MDth/d attributable to Strike Force Midstream (defined below).  As of December 31, 2016, the Rice Midstream Holdings segment consisted of 92 miles of pipeline with gathering capacity of 4,751 MDth/d and compression capacity of 18,960 horsepower.
On February 1, 2016, Strike Force Midstream Holdings LLC (“Strike Force Holdings”), our wholly-owned subsidiary and Gulfport Midstream Holdings, LLC (“Gulfport Midstream”), a wholly-owned subsidiary of Gulfport Energy Corporation (“Gulfport”), entered into an Amended and Restated Limited Liability Company Agreement (the “Strike Force LLC Agreement”) of Strike Force Midstream LLC (“Strike Force Midstream”) to engage in the natural gas midstream business in approximately 319,000 acres of Belmont and Monroe Counties, Ohio (the “Strike Force Midstream AMI”). Under the terms of the Strike Force LLC Agreement, Strike Force Holdings made an initial contribution to Strike Force Midstream of certain pipelines, facilities and rights of way and cash in the amount of $41.0 million in exchange for a 75% membership interest in Strike Force Midstream. Gulfport Midstream made an initial contribution of a gathering system and related assets in exchange for a 25% membership interest in Strike Force Midstream. Strike Force Midstream has the first right to elect to gather natural gas from wells located within the Strike Force Midstream AMI (including through the development of natural gas gathering infrastructure) and will develop gas gathering assets to support Gulfport’s dry gas Utica Shale production within the Strike Force Midstream AMI that is dedicated to Strike Force Midstream.
Rice Midstream Partners Segment
RMP owns, operates, develops and acquires midstream assets in the Appalachian Basin. RMP’s natural gas gathering and compression assets consist of natural gas gathering and compression systems that service high quality producers in the dry gas core of the Marcellus Shale in southwestern Pennsylvania. RMP’s water services assets consist of water pipelines, impoundment facilities, pumping stations, take point facilities and measurement facilities, which are used to support well completion activities and to collect and recycle or dispose of flowback and produced water for us and third parties in Washington and Greene Counties, Pennsylvania and Belmont County, Ohio. RMP provides its services under long-term, fee-based contracts.
As of December 31, 2016, GP Holdings, our indirect subsidiary, owned approximately 28% of the limited partner interest in RMP, consisting of 3,623 common units, 28,753,623 subordinated units and all of the incentive distribution rights. Rice Energy Operating owned 91.75% of the limited partnership interest in GP Holdings as of December 31, 2016. We record the noncontrolling interest of the limited partners of RMP and GP Holdings in our consolidated financial statements.
For the three months ended December 31, 2016, average daily throughput for the Rice Midstream Partners segment was 1,203 MDth/d. As of December 31, 2016, the Rice Midstream Partners segment consisted of 159 miles of pipeline with gathering capacity of 4,137 MDth/d and compression capacity of 59,500 horsepower. As of December 31, 2016, our Pennsylvania and Ohio water services system capacity was 22.5 MMgal/d and 14.0 MMgal/d, respectively.
2017 Midstream Capital Budget.
In 2017, we plan to invest $630.0 million in our midstream operations, consisting of (i) $315.0 million for our Rice Midstream Partners segment and (ii) $315.0 million for our Rice Midstream Holdings segment.
Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Segment Information
For additional information on operations by segment, please see “Note 8—Financial Information by Business Segment” in the notes to the consolidated financial statements under Item 8 of this Annual Report.
Markets and Customers
Exploration and Production Segment
Our Exploration and Production segment sells produced natural gas principally to natural gas marketers. Natural gas is a commodity, and, therefore, we receive market-based pricing. The market price for natural gas can be volatile, as demonstrated by significant declines in late 2014 and 2015, and continued volatility in much of 2016. In addition, in 2014, 2015 and 2016, the market price for natural gas in the Appalachian Basin sold at a discount relative to the price at Henry Hub, which is the location for pricing NYMEX and natural gas futures, as a result of the increased supply of natural gas in the Northeast region. While additional takeaway capacity has been, and continues to be, added to alleviate this supply/demand imbalance, the cost of new firm transportation projects has risen significantly in recent years. Changes in the market price for natural gas, including basis differentials, impact our revenues, earnings and liquidity. We are unable to predict potential future movements in the market price for natural gas, including Appalachian basis differentials, and thus cannot predict the ultimate impact of prices on our operations; however, we monitor the market for natural gas and adjust strategy and operations as deemed to be appropriate. In order to protect cash flow from undue exposure to the risk of changing commodity prices, we hedge a significant portion of our forecasted natural gas production, most of which is hedged at NYMEX natural gas prices.
Our hedging strategy and information regarding our derivative instruments is set forth in “Commodity Hedging Activities” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” and in “Note 5—Derivative Instruments” to the consolidated financial statements in Item 8 of this Annual Report.
For the year ended December 31, 2016, sales to Sequent Energy Management, LP (“Sequent”) and BP Energy Company (“BP”) represented 25% and 24% of our total Exploration and Production segment revenues, respectively. Although a substantial portion of production is purchased by these customers, we do not believe the loss of these customers would have a material adverse effect on our business, as other customers or markets would be accessible to us. However, if we lose these customers, there is no guarantee that we will be able to enter into an agreement with a new customer which is as favorable as our current agreements.
Rice Midstream Holdings Segment
Our Rice Midstream Holdings segment derives gathering and compression revenues from charges to customers for use of its gathering systems and compression assets in Ohio. The gathering systems currently have interconnects into two major interstate pipelines: Dominion East Ohio and Rockies Express Pipeline.
Rice Midstream Holdings segment gathering system throughput volumes for 2016 totaled 708 MDth/d, of which approximately 45% related to gathering for our Exploration and Production segment and 55% related to third-party volumes. For 2016 and 2015, services provided to our Exploration and Production segment accounted for 52% and 65% of our natural gas gathering and compression revenues in the Rice Midstream Holdings segment, respectively.

Rice Midstream Partners Segment
Our Rice Midstream Partners segment derives gathering, compression and water services revenues from charges to customers for use of its gathering systems and compression assets in Pennsylvania and its water assets in Pennsylvania and Ohio. The gathering systems currently have interconnects into five major interstate pipelines: Dominion Transmission, Columbia Gas Transmission, Texas Eastern Transmission, Equitrans Transmission and National Fuel Gas Supply.
Rice Midstream Partners segment gathering system throughput volumes for 2016 totaled 983 MDth/d, of which approximately 73% related to gathering for our Exploration and Production segment and 27% related to third-party volumes. For 2016 and 2015, services provided to our Exploration and Production segment accounted for 76% and 79% of our natural gas gathering, compression and water services revenues in the Rice Midstream Partners segment, respectively.
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
Our Rice Midstream Holdings and Rice Midstream Partners operating segments face competition in attracting third-party volumes to our gathering and compression systems and third-party customers for our water services business. In addition, these third parties may develop their own gathering and compression systems or water distribution systems in lieu of employing our assets. Our ability to attract such third-party volumes to our gathering and compression systems and third-party customers for our water services business depends on our ability to evaluate and select suitable projects and to consummate transactions in a highly competitive environment. We may not be able to compete successfully in the future in attracting third-party volumes to our gathering and compression systems, attracting and retaining quality personnel, and raising additional capital, which could have a material adverse effect on these segments.
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
We do not believe that compliance with currently applicable laws and regulations will have a material adverse effect on our financial position, cash flows or results of operations. However, current regulatory requirements may change, unforeseen environmental incidents may occur or past non-compliance with environmental laws or regulations may be discovered.
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
We own interests in properties of significance located onshore in three U.S. states. These states regulate drilling and operating activities by requiring, among other things, permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandonment of wells. The laws of these states also govern a number of environmental and conservation matters, including the handling and disposing or discharge of waste materials, the size of drilling and spacing units or proration units and the density of wells that may be drilled, unitization and pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells. Some states have the power to prorate production to the market demand for oil and gas.
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
Regulation of Pipeline Safety and Maintenance
The Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”), and Hazardous Liquids Pipeline Safety Act of 1979, as amended (“HLPSA”), govern the design, installation, testing, construction, operation, replacement and management of natural gas, crude oil, NGL and condensate pipeline facilities. Pursuant to these acts, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) of the Department of Transportation (“DOT”) has promulgated regulations governing, among other things, pipeline wall thickness, design pressures, maximum operating pressures, pipeline patrols and leak surveys, minimum depth requirements, and emergency procedures, as well as other matters intended to ensure adequate protection for the public and to prevent accidents and failures. Additionally, PHMSA has established promulgated regulations requiring pipeline operators to develop and implement integrity management programs for certain gas and hazardous liquid pipelines that, in the event of a pipeline leak or rupture, could affect “high consequence areas,” (“HCAs”), which are areas where a release could have the most significant adverse consequences, including high-population areas, certain drinking water sources and unusually sensitive ecological areas. New or amended laws and regulations or reinterpretation of existing laws and regulations could result in increased costs.
These pipeline safety laws were amended on January 3, 2012, when former President Barack Obama signed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Pipeline Safety Act”), which requires increased safety measures for gas and hazardous liquids pipelines. Among other things, the 2011 Pipeline Safety Act directs the Secretary of Transportation to promulgate regulations relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, testing to confirm the material strength of certain pipelines, and operator verification of records confirming the maximum allowable pressure of certain intrastate gas transmission pipelines. In March of 2015, PHMSA finalized new rules applicable to gas and hazardous liquid pipelines that, among other changes, impose new post-construction inspections, welding, gas component pressure testing requirements, as well as requirements for calculating pressure reductions for immediate repairs on liquid pipelines. Additionally, in May 2016, PHMSA proposed rules that would, if adopted, impose more stringent requirements for certain gas lines. Among other things, the proposed rulemaking would extend certain of PHMSA’s current regulatory safety programs for gas pipelines beyond HCAs to cover gas pipelines found in newly defined “moderate consequence areas” that contain as few as five dwellings within the potential impact area and would also require gas pipelines installed before 1970 that are currently exempted from certain pressure testing obligations to be tested to determine their maximum allowable operating pressures (“MAOP”). Other new requirements proposed by PHMSA under the rulemaking would require pipeline operators to: report to PHMSA in the event of certain MAOP exceedances; strengthen PHMSA integrity management requirements; consider seismicity in evaluating threats to a pipeline; conduct hydrostatic testing for all pipeline segments manufactured using longitudinal seam welds; and use more detailed guidance from PHMSA in the selection of assessment methods to inspect pipelines. The proposed rulemaking also seeks to impose a number of requirements on gathering lines.  More recently in January 2017, PHMSA finalized new regulations for hazardous liquid pipelines that significantly extend and expand the reach of certain PHMSA integrity management requirements (i.e., periodic assessments, repairs and leak detection), regardless of the pipeline’s proximity to an HCA. The final rule also requires all pipelines in or affecting an HCA to be capable of accommodating in-line inspection tools within the next 20 years. In addition, the final rule extends annual and accident reporting requirements to gravity lines and all gathering lines and also imposes inspection requirements on pipelines in areas affected by extreme weather events and natural disasters, such as hurricanes, landslides, floods, earthquakes, or other similar events that are likely to damage infrastructure. The timing for implementation of this rule is uncertain at this time due to the recent change in Presidential Administrations.
Additional future regulatory action expanding PHMSA jurisdiction and imposing stricter integrity management requirements is likely. In June 2016, the President signed into law new legislation entitled Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (“2016 PIPES Act”). The PIPES Act reauthorizes PHMSA through 2019, and facilitates greater pipeline safety by providing PHMSA with emergency order authority, including authority to issue prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities to address imminent hazards, without prior notice or an opportunity for a hearing, as well as enhanced release reporting requirements, requiring a review of both natural gas and hazardous liquid integrity management programs, and mandating the creation of a working group to consider the development of an information-sharing system related to integrity risk analyses. The PIPES Act also requires that PHMSA publish periodic updates on the status of those mandates outstanding from 2011 Pipeline Safety Act, of which approximately half remain to be completed. The mandates yet to be acted upon include requiring certain shut-off valves on transmission lines, mapping all HCAs, and shortening the deadline for accident and incident notifications.
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
Public and regulatory scrutiny of the energy industry has resulted in increased environmental regulation and enforcement being either proposed or implemented. For example, the U.S. Environmental Protection Agency’s (the “EPA”) 2017 – 2019 National Enforcement Initiatives include “Assuring Energy Extraction Activities Comply with Environmental Laws.” The EPA’s goal is to “address incidences of noncompliance from natural gas extraction and production activities that may cause or contribute to significant harm to public health and/or the environment.” The EPA has emphasized that this initiative will be focused on those areas of the country where energy extraction activities are concentrated, and the focus and nature of the enforcement activities will vary with the type of activity and the related pollution problem presented. This initiative could involve a large scale investigation of our facilities and processes, and could lead to potential enforcement actions, penalties or injunctive relief against us.
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
The Resource Conservation and Recovery Act (“RCRA”) regulates the generation and disposal of wastes. RCRA specifically excludes from the definition of hazardous waste “drilling fluids, produced waters and other wastes associated with the exploration, development or production of crude oil, natural gas or geothermal energy.” Instead, these wastes are regulated under RCRA’s less stringent nonhazardous solid waste provisions, state laws or other federal laws. However, legislation has been proposed from time to time and environmental citizen groups have advocated for legal or regulatory changes that could reclassify certain natural gas and oil exploration and production wastes as “hazardous wastes,” which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. For example, in December 2016, the EPA and environmental groups entered into a consent decree to address EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production related oil and gas wastes from regulation as hazardous wastes under RCRA. The consent decree requires EPA to propose a rulemaking no later than March 15, 2019 for revision of certain Subtitle D criteria regulations pertaining to oil and gas wastes or to sign a determination that revision of the regulations is not necessary. If such changes were to occur, they could have a significant impact on our operating costs, as well as the natural gas and oil industry in general. Moreover, some ordinary industrial wastes which we generate, such as paint wastes, waste solvents, laboratory wastes and waste oils, may be regulated as hazardous wastes if they have hazardous characteristics.
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
Air Emissions
The CAA and state analogs and regulations restrict the emission of air pollutants from many sources, including oil and gas facilities. New facilities may be required to obtain permits before construction can begin, and existing facilities may be required to obtain additional permits and incur capital costs to remain in compliance. Over time more stringent regulations governing emissions of toxic air pollutants and greenhouse gases (“GHGs”) have been developed by the EPA and may increase the costs of compliance for some facilities. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard, (“NAAQS”) for ozone from 75 to 70 parts per billion for both the 8-hour primary and secondary standards. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. In addition, in June 2016, the EPA finalized rules under the CAA regarding criteria for aggregating multiple sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities (such as tank batteries and compressor stations), on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements, which in turn could result in operational delays or require us to install costly pollution control equipment. Also, in February 2017, PADEP proposed two new general permits for oil and gas exploration, development, and production facilities and liquids loading activities. The proposed general permit for unconventional wells and pigging stations generally requires the use of best available technology for equipment and processes, enhanced record-keeping, and quarterly monitoring inspections for the control of methane emissions. The PADEP also intends to issue similar methane rules for existing sources. The other proposed new general permit applies to compressor stations, transmission stations and processing plants, and imposes similar methane emission control and leak detection and repair requirements, as well as noise minimization requirements. These rules have the potential to increase our compliance costs. Compliance with these and other air pollution control and permitting requirements has the potential to delay the development of natural gas and oil projects and increase our costs of development and production, which costs could be significant. However, we do not believe that compliance with such requirements will have a material adverse effect on our operations.
Hydraulic Fracturing
Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. Hydraulic fracturing involves the injection of water, sand or alternative proppant and chemicals under pressure into target geological formations to fracture the surrounding rock and stimulate production. We regularly use hydraulic fracturing as part of our operations. Hydraulic fracturing is typically regulated by state oil and natural gas commissions, but, in response to increased public concern regarding the alleged potential impacts of hydraulic fracturing, the EPA has asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act (“SDWA”) over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance in February 2014 addressing the performance of such activities using diesel fuels. The EPA has also issued final regulations under the federal Clean Air Act establishing performance standards, including standards for the capture of air emissions released during hydraulic fracturing, and advanced notice of proposed rulemaking under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing and also finalized rules in June 2016 that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. In addition, the Bureau of Land Management (“BLM”) finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands. The U.S. District Court of Wyoming has temporarily stayed implementation of this rule. A final decision has not yet been issued.
Various state and federal agencies are studying the potential environmental impacts of hydraulic fracturing. In December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances,” noting that the following hydraulic fracturing water cycle activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts:  water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits.  Since the report did not find a direct link between hydraulic fracturing itself and contamination of groundwater resources, this years-long study report does not appear to provide any basis for further regulation of hydraulic fracturing at the federal level.
Presently, hydraulic fracturing is regulated primarily at the state level, typically by state oil and natural gas commissions and similar agencies. In July 2015, the Ohio Department of Natural Resources issued final rules for horizontal drilling well-pad construction. Ohio, Pennsylvania (where we conduct a majority of our operations), and Texas have all adopted laws and proposed regulations that require oil and natural gas operators to disclose chemical ingredients and water volumes used to hydraulically fracture wells, in addition to more stringent well construction and monitoring requirements. In addition, in January 2016, the PADEP issued new rules establishing stricter disposal requirements for wastes associated with hydraulic fracturing activities, which include, among other things, a prohibition on the use of centralized impoundments for the storage of drill cuttings and waste fluids. Further, these rules include new requirements relating to storage tank vandalism, secondary containment for storage vessels, construction rules for gathering lines and horizontal drilling under streams, and temporary transport lines for freshwater and wastewater. Moreover, local governments may also adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular or prohibit the performance of well drilling in general or hydraulic fracturing in particular. If new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.
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
Climate Change
In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”), present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”), construction and Title V operating permit reviews for certain large stationary sources. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA on a case‑by‑case basis. These EPA rules could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and gas production sources in the United States on an annual basis, which include gathering and boosting facilities as well as completions and workovers from hydraulically fractured oil wells. Also, in June 2016, the EPA finalized new regulations that set emissions standards and leak detection and repair requirements for methane and volatile organic compounds from new and modified oil and natural gas production and natural gas processing and transmission facilities. The EPA has also announced that it intends to pursue, but has not yet proposed, methane emission standards for existing sources in addition to new sources and issued information collection requests to oil and gas operators. Additional regulations could impose new compliance costs and permitting burdens on our operations. The BLM also finalized similar rules in November 2016 that limit methane emissions from new and existing oil and gas operations on federal lands through limitations on the venting and flaring of gas, as well as enhanced leak detection and repair requirements. Compliance with rules to control methane emissions will likely require enhanced record-keeping practices, the purchase of new equipment such as optical gas imaging instruments to detect leaks, and the increased frequency of maintenance and repair activities to address emissions leakage. The rules will also likely require hiring additional personnel to support these activities or the engagement of third party contractors to assist with and verify compliance. These new and proposed rules could result in increased compliance costs on our operations.
While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional cap and trade programs have emerged that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. Severe limitations on GHG emissions could also adversely affect demand for the oil and natural gas we produce and lower the value of our reserves. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods, droughts and other climatic events; if any such effects were to occur, they could have an adverse effect on our exploration and production operations.
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
Employees
As of December 31, 2016, we had 467 full-time employees. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We utilize the services of independent contractors to perform various field and other services.
Available Information
Our website is available at http://www.riceenergy.com. Information contained on or connected to our website is not incorporated by reference into this Annual Report and should not be considered part of this report or any other filing we make with the U.S. Securities and Exchange Commission (“SEC”). We make available, free of charge, on our website, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after filing such reports with the SEC. Other information such as presentations, our Corporate Governance Guidelines, the charters of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee, and the Corporate Code of Business Conduct and Ethics are available on our website and in print to any stockholder who provides a written request to the Corporate Secretary at 2200 Rice Drive, Canonsburg, Pennsylvania 15317. Our Corporate Code of Business Conduct and Ethics applies to all directors, officers and employees, including the Chief Executive Officer and Chief Financial Officer.
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
The prices we receive for our natural gas production heavily influence our revenue, operating results, profitability, access to capital, future rate of growth and carrying value of our properties. Natural gas is a commodity and, therefore, its price is subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the commodities market has been volatile and will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include the following:

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
In addition, substantially all of our natural gas production is sold to purchasers under contracts with market-based prices. The actual prices realized from the sale of natural gas differ from the quoted NYMEX Henry Hub price as a result of location differentials. Location differentials to NYMEX Henry Hub prices, also known as basis differentials, result from variances in regional natural gas prices compared to NYMEX Henry Hub prices as a result of regional supply and demand factors. Historically, we have entered into long-term firm transportation arrangements pursuant to which a portion of our production is shipped to alternative markets. In recent years, the cost of new firm transportation projects has risen significantly. There can be no assurance that the net impact of entering into such arrangements, after giving effect to their costs, will result in more favorable sales prices for our production in the future than local pricing. As such, our net sales prices may be materially less than NYMEX Henry Hub prices as a result of basis differentials and/or firm transportation costs.
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
The natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures for the development and acquisition of natural gas reserves. In 2017, we plan to invest $1,260.0 million in our Exploration and Production segment, including $585.0 million for drilling and completion in the Marcellus Shale, $450.0 million for drilling and completion in the Utica Shale and $225.0 million for leasehold acquisitions. Our capital budget excludes acquisitions, other than leasehold acquisitions. We expect to fund our 2017 capital expenditures with existing cash and cash generated by operations and borrowings under our revolving credit facilities. If we do not have sufficient borrowing availability under our revolving credit facilities, including our $1.45 billion Senior Secured Revolving Credit Facility (“Senior Secured Revolving Credit Facility”), due to the current commodity price environment or otherwise, we may seek alternate debt or equity financing, sell our assets or reduce our capital expenditures. The issuance of additional indebtedness would require that a portion of our cash flow from operations be used for the payment of interest and principal on our indebtedness, thereby reducing our ability to use cash flow from operations to fund working capital, capital expenditures and acquisitions. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, natural gas prices, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments. A further reduction or sustained depression in natural gas prices from current levels may result in a decrease in our actual capital expenditures, which would negatively impact our ability to grow production.
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
If our cash flows from operations or the borrowing base under our Senior Secured Revolving Credit Facility decrease as a result of lower natural gas prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our planned capital budget or our operations at current levels. If additional capital is needed, we may not be able to obtain debt or equity financing on terms acceptable to us, if at all. If cash flow generated by our operations or available borrowings under our revolving credit facilities are not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to development of our properties, which in turn could lead to a decline in our reserves and production, and could adversely affect our business, financial condition and results of operations.

Drilling for and producing natural gas are high-risk activities with many uncertainties that could result in a total loss of investment or otherwise adversely affect our business, financial condition or results of operations.
Our future financial condition and results of operations will depend on the success of our development and acquisition activities, which are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable natural gas production or that we will not recover all or any portion of our investment in such wells.
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
The substantial majority of our producing properties are concentrated in the Appalachian Basin, making us vulnerable to risks associated with operating primarily in one major geographic area.
The substantial majority of our producing properties are geographically concentrated in the Appalachian Basin, with a particular concentration in Washington and Greene Counties, Pennsylvania and Belmont County, Ohio. As of December 31, 2016 and 2015, 93% and 100%, respectively, of our total estimated proved reserves were attributable to properties located in these areas. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in these areas caused by and costs associated with governmental regulation, processing or transportation capacity constraints, market limitations, water shortages or other weather related conditions or interruption of the processing or transportation of oil, natural gas or NGLs and changes in regional and local political regimes and regulations. Such conditions could have a material adverse effect on our financial condition and results of operations.
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
In addition, our revolving credit facilities require us to maintain certain financial ratios or to reduce our indebtedness if we are unable to comply with such ratios. These restrictions may limit our ability to obtain future financings to withstand a future downturn in our business or the economy in general, or to otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under our revolving credit facilities and under the indentures governing the Notes impose on us.
Any significant reduction in our borrowing base under our Senior Secured Revolving Credit Facility as a result of the periodic borrowing base redeterminations or otherwise may negatively impact our ability to fund our operations.
Our Senior Secured Revolving Credit Facility limits the amounts we can borrow up to a borrowing base amount, which the lenders, in their sole discretion, determine on a semi-annual basis based upon projected revenues from the oil and gas properties securing our loan. The lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under the facility. Any increase in the borrowing base requires the consent of the lenders holding 100% of the commitments. If the requisite number of lenders do not agree to an increase, then the borrowing base will be the lowest borrowing base acceptable to such lenders. Outstanding borrowings in excess of the borrowing base must be repaid (in one lump sum or, if we elect, in six equal monthly installments), or we must pledge other oil and gas properties as additional collateral after applicable grace periods. As of December 31, 2016, the borrowing base under our Senior Secured Revolving Credit Facility was $1.45 billion, none of which was outstanding at year-end. Our next scheduled borrowing base redetermination is expected to occur in April 2017.
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
Reserve estimates for fields that do not have a lengthy production history are less reliable than estimates for fields with lengthy production histories. Less production history may contribute to less accurate estimates of reserves, future production rates and the timing of development expenditures. A substantial number of our producing wells have been operational for less than three years, and estimated reserves vary substantially from well to well. Furthermore, the lack of extensive operational history for horizontal wells in the Utica Shale may also contribute to the inaccuracy of future estimates of reserves and could result in our failing to achieve expected results in the play. A material and adverse variance of actual production, revenues and expenditures from those underlying reserve estimates would have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our drilling locations are scheduled out over many years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling. In addition, we may not be able to raise the substantial amount of capital that would be necessary to drill our drilling locations.
Our management team has specifically identified and scheduled certain well locations as an estimation of our future multi-year drilling activities on our existing acreage. These well locations represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including natural gas and oil prices, the availability and cost of capital, drilling and production costs, the availability of drilling services and equipment, drilling results, lease expirations, gathering system and pipeline transportation constraints, gathering system and pipeline transportation costs, access to and availability of water sourcing and distribution systems, coordination with coal mining, regulatory approvals and other factors. Because of these uncertain factors, we do not know if the numerous drilling locations we have identified will ever be drilled or if we will be able to produce natural gas or oil from these or any other drilling locations. In addition, unless production is established within the spacing units covering the undeveloped acres on which some of the potential locations are obtained, the leases for such acreage will expire. Further, certain of the horizontal wells we intend to drill in the future may require unitization with adjacent leaseholds controlled by third parties. If these third parties are unwilling to unitize such leaseholds with ours, this may limit the total locations we can drill. As such, our actual drilling activities may materially differ from those presently identified.
As of December 31, 2016, we had 1,965 net Appalachian and Fort Worth Basin drilling locations. As a result of the limitations described above, we may be unable to drill many of these locations. In addition, we will require significant additional capital over a prolonged period in order to pursue the development of these locations, and we may not be able to raise or generate the capital required to do so. Any drilling activities we are able to conduct on these potential locations may not be successful, may not increase our overall proved reserves or may result in a downward revision of our estimated proved reserves, which could have a material adverse effect on our future business and results of operations. For more information on our drilling locations, see “Item 2. Properties—Exploration and Production Segment Properties—Reserve Data—Determination of Drilling Locations.”
Our acreage must be drilled before lease expiration, generally within three to five years, in order to hold the acreage by production. In a highly competitive market for acreage, failure to drill sufficient wells to hold acreage may result in a substantial lease renewal cost, or if renewal is not feasible, loss of our lease and prospective drilling opportunities.
Leases on our oil and natural gas properties typically have a term of three to five years, after which they expire unless, prior to expiration, production is established within the spacing units covering the undeveloped acres. As of December 31, 2016, we had leases in the Appalachian and Fort Worth Basins representing 26,659 undeveloped acres scheduled to expire in 2017, 34,959 undeveloped acres scheduled to expire in 2018, 30,673 undeveloped acres scheduled to expire in 2019, 13,127 undeveloped acres scheduled to expire in 2020 and 24,671 undeveloped acres set to expire in 2021 and thereafter. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. Moreover, many of our leases require lessor consent to unitize, which may make it more difficult to hold our leases by production. Any reduction in our current drilling program, either through a reduction in capital expenditures or the unavailability of drilling rigs, could result in the loss of acreage through lease expirations. Our reserves and future production and, therefore, our future cash flow and income are highly dependent on successfully developing our undeveloped leasehold acreage and the loss of any leases could materially and adversely affect our ability to so develop such acreage.
The standardized measure of discounted future net cash flows from our proved reserves will not be the same as the current market value of our estimated oil and natural gas reserves.
You should not assume that the standardized measure of discounted future net cash flows from our proved reserves is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements in effect at December 31, 2016, 2015 and 2014, we based the discounted future net cash flows from our proved reserves on the 12-month first-day-of-the-month oil and natural gas average prices without giving effect to derivative transactions. Accordingly, the natural gas prices used in our reserve report as of December 31, 2016 was $2.48 per MMBtu and $2.34 per MMBtu for the Appalachian Basin and Fort Worth Basin, respectively. Actual future net cash flows from our oil and natural gas properties will be affected by factors such as:

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
As of December 31, 2016, approximately 49% and 0% of our total estimated proved reserves within the Appalachian Basin and Fort Worth Basin, respectively, were classified as proved undeveloped. Our approximately 1,827 Bcfe of estimated proved undeveloped reserves will require an estimated $1.1 billion of development capital over the next five years. Development of these undeveloped reserves may take longer and require higher levels of capital expenditures than we anticipate. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or decreases in commodity prices will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved undeveloped reserves as unproved reserves.
If commodity prices decrease to a level such that our future undiscounted cash flows from our properties are less than their carrying value, we will likely be required to take write-downs of the carrying values of our properties.
Accounting rules require that we periodically review the carrying value of our properties for possible impairment. Based on prevailing commodity prices and specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write-down the carrying value of our properties. A write-down constitutes a non-cash charge to earnings. The volatility in oil and natural gas prices may result in impairments of our properties, which could have a material adverse effect on our results of operations for the periods in which such charges are taken.
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
To achieve more predictable cash flows and reduce our exposure to adverse fluctuations in the prices of natural gas, we enter into derivative instrument contracts for a significant portion of our natural gas production, including fixed-price swaps. As of December 31, 2016, we had entered into NYMEX hedging contracts through December 31, 2020 covering a total of approximately 941 Bcf of our projected natural gas production at a weighted average price of $3.09 per MMBtu. We have also entered into fixed price and basis hedging contracts through December 31, 2021 at other various hubs covering a total of approximately 784 Bcf. Accordingly, our earnings may fluctuate significantly as a result of changes in fair value of our derivative instruments.
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

Our hedging transactions expose us to risk of financial loss if a counterparty fails to perform under a derivative contract. Disruptions in the financial markets could lead to sudden decreases in a counterparty’s liquidity, which could make them unable to perform under the terms of the derivative contract, and we may not be able to realize the benefit of the derivative contract. Any default by the counterparties to our derivative contracts when they become due would have a material adverse effect on our financial condition and results of operations.
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
Following the Vantage Acquisition, we are a holding company and have no material assets other than our equity interest in Rice Energy Operating. We have no independent means of generating revenue. To the extent Rice Energy Operating has distributable cash, we intend to cause Rice Energy Operating to make pro rata distributions to its members, including us, in an amount at least sufficient to allow each member to pay any taxes it incurs as a result of income allocated to such member by Rice Energy Operating, and we also intend to cause Rice Energy Operating to reimburse us for our corporate and other overhead expenses. We may be limited, however, in our ability to cause Rice Energy Operating and its subsidiaries to make these and other distributions and payments to us due to restrictions under our and our subsidiaries’ credit facilities. To the extent that we need funds and Rice Energy Operating or its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of their financing arrangements, or are otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.
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

Various governmental authorities, including, for example, the EPA, the U.S. Department of the Interior, the BLM and analogous state agencies and tribal governments, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Failure to comply with these laws, regulations and permits may result in the assessment of administrative, civil and/or criminal fines and penalties and liability for non-compliance, the imposition of investigatory or remedial obligations, costs of corrective action, cleanup or restoration, compensation for personal injury, property damage or other losses, the imposition of stricter conditions on or the revocation of permits, the issuance of injunctions or declaratory relief limiting or preventing some or all of our operations, delays in granting permits and cancellation of leases.
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
Pursuant to the authority under the NGPSA and HLPSA, as amended by the Pipeline Safety Improvement Act, the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 and the 2011 Pipeline Safety Act, PHMSA has promulgated regulations requiring pipeline operators to develop and implement integrity management programs for certain gas and hazardous liquid pipelines that, in the event of a pipeline leak or rupture could affect HCAs, which are areas where a release could have the most significant adverse consequences, including high-population areas, certain drinking water sources and unusually sensitive ecological areas. These regulations require operators of covered pipelines to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact an HCA;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventive and mitigating actions.
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
The 2011 Pipeline Safety Act is the most recent federal legislation to amend the NGPSA and HLPSA pipeline safety laws, requiring increased safety measures for gas and hazardous liquids pipelines. Among other things, the 2011 Pipeline Safety Act directs the Secretary of Transportation to promulgate regulations relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, testing to confirm the material strength of certain pipelines, and operator verification of records confirming the maximum allowable pressure of certain intrastate gas transmission pipelines. Moreover, changes to pipeline safety laws by Congress and regulations by PHMSA or states that result in more stringent or costly safety standards could have a significant adverse effect on us and similarly situated midstream operators. Additionally, in May 2016, PHMSA proposed rules that would, if adopted, impose more stringent requirements for certain gas lines. Among other things, the proposed rulemaking would extend certain of PHMSA’s current regulatory safety programs for gas pipelines beyond HCAs to cover gas pipelines found in newly defined “moderate consequence areas” that contain as few as five dwellings within the potential impact area and would also require gas pipelines installed before 1970 that are currently exempted from certain pressure testing obligations to be tested to determine their MAOP. Other new requirements proposed by PHMSA under the rulemaking would require pipeline operators to: report to PHMSA in the event of certain MAOP exceedances; strengthen PHMSA integrity management requirements; consider seismicity in evaluating threats to a pipeline; conduct hydrostatic testing for all pipeline segments manufactured using longitudinal seam welds; and use more detailed guidance from PHMSA in the selection of assessment methods to inspect pipelines. The proposed rulemaking also seeks to impose a number of requirements on gathering lines.  More recently in January 2017, PHMSA finalized new regulations for hazardous liquid pipelines that significantly extend and expand the reach of certain PHMSA integrity management requirements (i.e., periodic assessments, repairs and leak detection), regardless of the pipeline’s proximity to an HCA. The final rule also requires all pipelines in or affecting an HCA to be capable of accommodating in-line inspection tools within the next 20 years. In addition, the final rule extends annual and accident reporting requirements to gravity lines and all gathering lines and also imposes inspection requirements on pipelines in areas affected by extreme weather events and natural disasters, such as hurricanes, landslides, floods, earthquakes, or other similar events that are likely to damage infrastructure. The timing for implementation of this rule is uncertain at this time due to the recent change in presidential administrations.
Additional future regulatory action expanding PHMSA jurisdiction and imposing stricter integrity management requirements is likely. For example, in June 2016, the President signed the 2016 PIPES Act into law. The 2016 PIPES Act reauthorizes PHMSA through 2019, and facilitates greater pipeline safety by providing PHMSA with emergency order authority, including authority to issue prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities to address imminent hazards, without prior notice or an opportunity for a hearing, as well as enhanced release reporting requirements, requiring a review of both natural gas and hazardous liquid integrity management programs, and mandating the creation of a working group to consider the development of an information-sharing system related to integrity risk analyses. The 2016 PIPES Act also requires that PHMSA publish periodic updates on the status of those mandates outstanding from 2011 Pipeline Safety Act, of which approximately half remain to be completed. The mandates yet to be acted upon include requiring certain shut-off valves on transmission lines, mapping all HCAs, and shortening the deadline for accident and incident notifications.
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
Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. Hydraulic fracturing involves the injection of water, sand or alternative proppant and chemicals under pressure into target geological formations to fracture the surrounding rock and stimulate production. We regularly use hydraulic fracturing as part of our operations. Hydraulic fracturing is typically regulated by state oil and natural gas commissions, but, in response to increased public concern regarding the alleged potential impacts of hydraulic fracturing, the EPA has asserted federal regulatory authority pursuant to the SDWA over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance in February 2014 addressing the performance of such activities using diesel fuels. The EPA has also issued final regulations under the CAA establishing performance standards, including standards for the capture of air emissions released during hydraulic fracturing, and advanced notice of proposed rulemaking under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing and also finalized rules in June 2016 that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. In addition, the BLM finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands. The U.S. District Court of Wyoming has temporarily stayed implementation of this rule. A final decision has not yet been issued.
Various state and federal agencies are studying the potential environmental impacts of hydraulic fracturing. In December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances,” noting that the following hydraulic fracturing water cycle activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts:  water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits.  Since the report did not find a direct link between hydraulic fracturing itself and contamination of groundwater resources, this years-long study report does not appear to provide any basis for further regulation of hydraulic fracturing at the federal level.
Presently, hydraulic fracturing is regulated primarily at the state level, typically by state oil and natural gas commissions and similar agencies. In July 2015, the Ohio Department of Natural Resources issued final rules for horizontal drilling well-pad construction. Ohio, Pennsylvania (where we conduct a majority of our operations), and Texas have all adopted laws and proposed regulations that require oil and natural gas operators to disclose chemical ingredients and water volumes used to hydraulically fracture wells, in addition to more stringent well construction and monitoring requirements. In addition, in January 2016, the PADEP issued new rules establishing stricter disposal requirements for wastes associated with hydraulic fracturing activities, which include, among other things, a prohibition on the use of centralized impoundments for the storage of drill cuttings and waste fluids. Further, these rules include new requirements relating to storage tank vandalism, secondary containment for storage vessels, construction rules for gathering lines and horizontal drilling under streams, and temporary transport lines for freshwater and wastewater. Moreover, local governments may also adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular or prohibit the performance of well drilling in general or hydraulic fracturing in particular. If new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.
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
Water is an essential component of oil and natural gas production during the drilling, and in particular, hydraulic fracturing, process. Our inability to locate sufficient amounts of water, or dispose of or recycle water used in our exploration and production operations, could adversely impact our operations. In some of the areas where we operate, such as Texas, drought conditions have persisted in past several years. These drought conditions have led governmental authorities to restrict the use of water subject to their jurisdiction for hydraulic fracturing to protect local water supplies. If we are unable to obtain water to use in our operations, our production could be impacted, which could have a material and adverse effect on our financial condition, results of operations and cash flows.
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
Recent decisions by the Ohio Supreme Court interpreting the Ohio Dormant Mineral Act relating to preservation of mineral rights by surface owners could require certain curative efforts to vest title in a portion of our leasehold acreage, increase our leasehold expenses, subject us to payment of additional royalties and/or result in the loss of some of our leasehold acreage in Ohio.
On September 15, 2016, the Ohio Supreme Court issued a series of decisions relating to the Ohio Dormant Mineral Act (the “ODMA”). In the lead case, Corban v. Chesapeake Exploration L.L.C., the court concluded that the 1989 version of the ODMA did not transfer ownership of dormant mineral rights automatically, by operation of law. Instead, prior to 2006, surface owners were required to bring a quiet title action in order to establish abandonment of mineral rights. After June 30, 2006 (the effective date of the 2006 version of the ODMA), surface owners are required to follow the statutory notice and recording procedures enacted in 2006. We are assessing the impact of these recent decisions on our operations in Ohio where a portion of our acreage and our producing properties are located. However, the Ohio Supreme Court decisions could require certain curative efforts to vest title in a portion of our leasehold acreage, increase our leasehold expenses, subject to payment of additional royalties and/or result in the loss of some of our leasehold acreage in Ohio, any of which could have an adverse effect on our results of operations and financial condition.
We are subject to risks associated with climate change.
In response to findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the CAA that, among other things, establish PSD construction and Title V operating permit reviews for certain large stationary sources. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA on a case‑by‑case basis. These EPA rules could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and gas production sources in the United States on an annual basis, which include gathering and boosting facilities as well as completions and workovers from hydraulically fractured oil wells. Also, June 2016, the EPA finalized new regulations that set emissions standards and leak detection and repair requirements for methane and volatile organic compounds from new and modified oil and natural gas production and natural gas processing and transmission facilities. The EPA has also announced that it intends to pursue, but has not yet proposed, methane emission standards for existing sources in addition to new sources and issued information collection requests to oil and gas operators. Additional regulations could impose new compliance costs and permitting burdens on our operations. The BLM also finalized proposed new rules in November 2016 that limit methane emissions from new and existing oil and gas operations on federal lands through limitations on the venting and flaring of gas, as well as enhanced leak detection and repair requirements. Compliance with rule to control methane emissions will likely require enhanced record-keeping practices, the purchase of new equipment such as optical gas imaging instruments to detect leaks, and the increased frequency of maintenance and repair activities to address emissions leakage. The rules will also likely require hiring additional personnel to support these activities or the engagement of third party contractors to assist with and verify compliance. These new and proposed rules could result in increased compliance costs on our operations. PADEP also recently announced an initiative to restrict methane emissions from natural gas development activities through revisions to its general permits. Under the proposed changes, operators in Pennsylvania would need to (i) obtain an air quality general permit in advance of operations, (ii) control releases, (iii) report emissions, and (iv) inspect covered equipment and processes and repair leaks within a specified period of time.
While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts cap and trade programs have emerged that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. Severe limitations on GHG emissions could also adversely affect demand for the oil and natural gas we produce and lower the value of our reserves. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods, droughts and other climatic events; if any such effects were to occur, they could have an adverse effect on our exploration and production operations.
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

The success of any completed acquisition, including the Vantage Acquisition, will depend on our ability to integrate effectively the acquired business into our existing operations. The process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of our managerial and financial resources. In addition, possible future acquisitions may be larger and for purchase prices significantly higher than those paid for earlier acquisitions. No assurance can be given that we will be able to identify additional suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms or successfully acquire identified targets. Our failure to achieve consolidation savings, to integrate the acquired businesses and assets into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our financial condition and results of operations.
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
Certain U.S. federal income tax deductions currently available with respect to natural gas and oil exploration and development may be eliminated as a result of future legislation. Additionally, future U.S. federal or state legislation may impose new or increased taxes or fees on oil and natural gas extraction.

In past years, legislation has been proposed that would, if enacted into law, make significant changes to U.S. tax laws, including to certain key U.S. federal income tax provisions currently available to oil and gas companies. Such legislative changes have included, but not been limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. Congress could consider, and could include, some or all of these proposals as part of tax reform legislation, to accompany lower federal income tax rates. Moreover, other more general features of tax reform legislation, including changes to cost recovery rules and to the deductibility of interest expense, may be developed that also would change the taxation of oil and gas companies. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals or any similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that currently are available with respect to oil and gas development, or increase costs, and any such changes could have an adverse effect on our financial position, results of operations and cash flows.
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

Ohio has previously considered, and its legislature continues to consider, proposals to increase the current severance tax imposed on natural gas or oil in Ohio. There is currently no severance tax imposed on natural gas or oil in Pennsylvania, but the governor has proposed that the legislature consider instituting such a severance tax. It is possible that each of these states (or other states in which we operate) could propose and implement a new or increased severance tax in the coming years, which would negatively affect our future cash flows and financial condition.
Our ability to use our net operating loss carryforwards may be limited.
As of December 31, 2016, we had approximately $87.0 million of U.S. federal net operating loss carryforwards (“NOLs”), which begin to expire in 2035. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382). An ownership change generally occurs if one or more shareholders (or groups of shareholders) who are each deemed to own at least 5% of our stock change their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382, determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in Section 382, subject to certain adjustments. Any unused annual limitation may be carried over to later years. We cannot assure you that we will not undergo an ownership change in 2017 as a result of the exercise by the Vantage Sellers of their redemption right and other changes in ownership of our stock occurring within the relevant three-year period described above. However, even if we did have an ownership change in 2017, we do not believe that the resulting Section 382 limitation would prevent our utilization of our NOLs prior to their expiration. Future ownership changes or future regulatory changes could limit our ability to utilize our NOLs. To the extent we are not able to offset our future income with our NOLs, this would adversely affect our operating results and cash flows if we attain profitability.
Risks Related to Our Common Stock
Our amended and restated certificate of incorporation and amended and restated bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.
Our amended and restated certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval. As of December 31, 2016, we had 40,000 shares of Series A preferred stock outstanding. If our board of directors elects to issue additional preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders, including:

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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

Property Overview
Our Appalachian Basin properties are primarily located in Washington and Greene Counties, Pennsylvania, and Belmont County, Ohio. The following illustrations depict our acreage position in the Appalachian Basin of our Exploration and Production segment and the midstream assets of our Rice Midstream Holdings and the Rice Midstream Partners segments, each as of December 31, 2016. In addition to our acreage position in the Appalachian Basin, we own acreage in the Fort Worth Basin located in Northern Texas, the Uinta Basin located in eastern Utah and the Piceance Basin located in northwestern Colorado.

CARROLL
TUSCARAWAS
HARRISON
JEFFERSON
BROOKE
ALLEGHENY
WESTMORELAND
WASHINGTON
BELMONT
OHIO
GUERNSEY
FAYETTE
MARSHALL
GREENE
NOBLE
MONROE
WETZEL
MONONGALIA
PRESTON
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
Exploration and Production Segment Properties
The vast majority of the current and planned operations of our Exploration and Production segment are located in the cores of the Marcellus Shale in southwestern Pennsylvania and the Utica Shale in eastern Ohio, each of which are located in the Appalachian Basin. In addition, we have operations in the Upper Devonian Shale and Utica Shale on our Pennsylvania acreage as well as the Barnett Shale on our Texas acreage. The properties of our Exploration and Production segment consist of interests in developed and undeveloped leases that entitle us to drill for and produce natural gas, NGLs and crude oil. Our interests are mostly in the form of working interests and, to a lesser extent, royalty and overriding royalty interests.

The table below summarizes data for our Exploration and Production segment for the year ended December 31, 2016.

Region	Average Daily Net Production (MMcfe/d)	Production (Bcfe)	Percentage of Production	Proved Reserves (Bcfe)	Percentage of Proved Reserves
Appalachian Basin
Marcellus Shale(1)	543	198.7	65%	2,790.7	70%
Utica Shale - Ohio(2)	263	96.2	32%	929.1	23%
Utica Shale - Pennsylvania	3	1.2	—%	5.1	—%
Upper Devonian Shale	4	1.6	1%	18.4	—%
Other(3)
Barnett Shale(4)	18	6.7	2%	262.0	7%
	831	304.4	100%	4,005.3	100%

(1)	Marcellus Shale production for the years ended December 31, 2015 and 2014 was 148.7 Bcfe and 89.6 Bcfe, respectively.

(2)	Ohio Utica Shale production for the years ended December 31, 2015 and 2014 was 50.2 Bcfe and 6.9 Bcfe, respectively.

(3)
As of December 31, 2016, we did not have any production in the Uinta and Piceance Basins located in eastern Utah and northwestern Colorado, respectively, which we acquired in connection with the Vantage Acquisition.

(4)	Our acreage position in the Barnett Shale was acquired in 2016; therefore, we did not record any production for the years ended December 31, 2015 and 2014.
Reserve Data
The information with respect to our estimated reserves presented below has been prepared in accordance with the rules and regulations of the SEC.
Reserves Presentation
Our estimated proved reserves and PV-10 as of December 31, 2016, 2015 and 2014 are based on evaluations prepared by our independent reserve engineers, Netherland, Sewell & Associates Inc. (“NSAI”). A copy of the summary reports of NSAI with respect to our reserves as of December 31, 2016 are filed as exhibits to this Annual Report. See “—Preparation of Reserve Estimates” for definitions of proved reserves and the technologies and economic data used in their estimation.
The following table summarizes our historical estimated proved reserves and related PV-10 at December 31, 2016, 2015 and 2014.

	Estimated Net Reserves (Bcfe) (1)(2)
	As of December 31,
	2016(3)			2015(5)	2014(5)
Estimated Proved Reserves:	Appalachian	Fort Worth	Total
Total proved reserves	3,743	262	4,005	1,700	1,307
Total proved developed reserves	1,916	262	2,178	1,015	645
Total proved developed producing reserves	1,651	249	1,900	894	569
Total proved developed non-producing reserves	265	13	278	121	76
Total proved undeveloped reserves	1,827	—	1,827	685	662
Percent proved developed	51%	100%	54%	60%	49%
PV-10 of proved reserves (in millions)(4)	$1,418	$150	$1,568	$886	$1,744

(1)
As our oil and NGLs reserves are immaterial and constitute approximately one percent of our proved reserves at December 31, 2016, we present our reserves on an Mcfe basis calculated at the rate of one barrel per six Mcf based upon the relative energy content of oil to natural gas, which may not be indicative of the relationship of oil and natural gas prices.

(2)
Our historical estimated proved reserves, PV-10 and standardized measure were determined using a historical 12-month average price for natural gas from each respective date (determined as the unweighted arithmetic acreage of prices on the first day of each month within the 12-month period). The prices used in our reserve report yield weighted average wellhead prices, which are based on index prices and adjusted for energy content, transportation fees and regional basis differentials. The index prices and the equivalent wellhead prices are shown in the table below.

	As of December 31,
	2016		2015	2014
Index Prices	Appalachian	Fort Worth
Natural Gas (per MMBtu)	$2.48	$2.34	$2.59	$4.35
Oil (per Bbl)	39.25	42.75	46.79	91.48
NGL (per Bbl)	39.25	42.75	46.79	—

Weighted Average Wellhead Prices	Appalachian	Fort Worth
Natural Gas (per Mcfe)	$1.80	$1.66	$2.65	$4.52
Oil (per Bbl)	32.70	37.65	41.72	85.70
NGL (per Bbl)	14.76	9.74	9.91	—

(3)
In connection with the Vantage Acquisition, we acquired acreage located in the Fort Worth Basin in northern Texas and in the Uinta and Piceance Basins located in eastern Utah and northwestern Colorado, respectively. As of December 31, 2016, we did not have any proved reserves in the Uinta and Piceance Basins.

(4)
PV-10 is a non-GAAP financial measure and generally differs from standardized measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. Our pre-tax PV-10 at December 31, 2016, 2015 and 2014 was $1.6 billion, $0.9 billion and $1.7 billion, respectively. We estimate that our historical standardized measure as of December 31, 2016, 2015 and 2014, is approximately $1.5 billion, $0.9 billion, $1.3 billion respectively, as adjusted to give effect to the present value of approximately $20.2 million, zero and $436 million, respectively, of future income taxes. Neither PV-10 nor standardized measure represents an estimate of the fair market value of our natural gas properties. We and others in the industry use PV-10 as a measure to compare the relative size and value of proved reserves held by companies without regard to the specific tax characteristics of such entities.

(5)	Information presented for 2015 and 2014 relates to our estimated proved reserves in the Appalachian Basin.
Proved Undeveloped Reserves
The following table summarizes the changes in the estimated historical proved undeveloped reserves of us during 2016, 2015 and 2014 (in Bcfe):

Proved undeveloped reserves, December 31, 2013	238.4
Acquisitions	122.5
Conversions into proved developed reserves	(97.9)
Extensions	417.6
Revisions	(18.1)
Proved undeveloped reserves, December 31, 2014	662.5
Conversions into proved developed reserves	(158.2)
Extensions	514.9
Revisions	(334.0)
Proved undeveloped reserves, December 31, 2015	685.2
Acquisitions	237.2
Conversions into proved developed reserves	(170.5)
Extensions	1,118.0
Revisions	(43.4)
Proved undeveloped reserves, December 31, 2016 (1)	1,826.5

(1)
As of December 31, 2016, management is evaluating our long-term approach in the Barnett, Uinta and Piceance Shales, and development in these areas is not included in our 5-year development plan. As a result, the table above does not include proved undeveloped reserves associated with the Barnett, Uinta and Piceance Shales.

During 2016, extensions of 1,118.0 Bcfe of proved undeveloped reserves were added through the drillbit in the Marcellus and Utica Shales. Extensions of approximately 549.8 Bcfe within the December 31, 2016 proved developed producing and proved developed non-producing reserves relate to the conversion of probable and possible wells in the current year that were not included within our 2015 proved undeveloped reserves as of December 31, 2015. We acquired proved undeveloped reserves of 237.2 Bcfe within the Marcellus Shale. Net negative revisions of 43.4 Bcfe were primarily related to 118.7 Bcfe of negative revisions attributable to reclassifications of previously booked locations that were no longer expected to be drilled within the upcoming five-year period, which were partially offset primarily by extended lateral lengths. We incurred cumulative costs of approximately $119.0 million, of which $91.0 million was incurred in 2016, to convert 170.5 Bcfe of proved undeveloped reserves to proved developed reserves in 2016. Estimated future development costs relating to the development of our proved undeveloped reserves as of December 31, 2016 are approximately $1.1 billion over the next five years, which we expect to finance through cash flow from operations, borrowings under our Senior Secured Revolving Credit Facility and other sources of capital financing. Our drilling programs are focused on proving our undeveloped leasehold acreage through delineation drilling. While we will continue to drill leasehold delineation wells and build on our current leasehold position, we will also focus on drilling our proved undeveloped reserves. Based on our reserve report as of December 31, 2016, we had 109 and 34 net drilling locations associated with proved undeveloped reserves in the Marcellus and Utica Shale, respectively, and 18 and 11 net drilling locations associated with proved developed not producing reserves in the Marcellus and Utica Shale, resepectively. All of our proved undeveloped reserves are expected to be developed within five years of their initial booking date. See “Item 1A. Risk Factors—Risks Related to Our Business—The development of our estimated proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we anticipate. Therefore, our estimated proved undeveloped reserves may not be ultimately developed or produced.”
Preparation of Reserve Estimates
Our reserve estimates as of December 31, 2016, 2015 and 2014 included in this Annual Report were based on evaluations prepared by the independent petroleum engineering firm of NSAI in accordance with Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Evaluation Engineers and definitions and guidelines established by the SEC. Our independent reserve engineers were selected for their historical experience and geographic expertise in engineering unconventional resources.
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
Qualifications of Responsible Technical Persons
Ryan I. Kanto joined Rice Energy in June 2011 and serves as our Vice President of Asset Performance. Prior to Rice Energy, Mr. Kanto worked at EnCana Oil & Gas (USA) Inc. from June 2007 to May 2011. During this time, he served as a facilities engineer in the Deep Bossier from June 2007 to January 2008, a reservoir engineer in the Barnett Shale until February 2009, and completion engineer in the Haynesville Shale until his departure. Mr. Kanto has bachelor’s degrees in Chemical Engineering and Engineering Management from the University of Arizona and has significant experience in unconventional shale gas plays.
Our proved reserves estimates shown herein at December 31, 2016, 2015 and 2014 have been independently prepared by NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under the Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI letters, each of which is filed as an exhibit to this Annual Report, were Steven W. Jansen, Edward C. Roy III, Randolph K. Green and William J. Knights. Mr. Jansen, a Licensed Professional Engineer in the State of Texas, has been practicing consulting petroleum engineering at NSAI since 2011 and has over four years of prior industry experience. Mr. Roy III, a Licensed Professional Geoscientist in the State of Texas, has been practicing consulting petroleum geoscience at NSAI since 2008 and has over 11 years of prior industry experience. Mr. Green, a Licensed Professional Engineer in the State of Texas, has been practicing consulting petroleum geoscience at NSAI since 1983 and has over 34 years of experience in estimation and evaluation of reserves. Mr. Knights, a Licensed Professional Geoscientist in the State of Texas, has been practicing consulting petroleum geoscience at NSAI since 1991 and has over 36 years of practical experience in petroleum geosciences, with over 36 years of experience in the estimation and evaluation of reserves. Messrs. Jansen, Roy III, Green and Knights meet or exceed the education, training and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; they are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.
Determination of Drilling Locations
Net undeveloped locations are calculated by taking our total net acreage, subtracting producing acreage, and multiplying such amount by a risking factor. Remaining risked acreage is then divided by our expected well spacing. Producing acreage is calculated with the same methodology based on actual lateral lengths and inter-well spacing.

•
Undeveloped Net Marcellus Locations - We assume these locations have 8,000 foot laterals and 750 foot spacing between wells which yields approximately 138 acre spacing. In the Marcellus, we apply a 20% risking factor to our net acreage to account for inefficient unitization and the risk associated with our inability to force pool in Pennsylvania. As of December 31, 2016, we had approximately 185,000 net acres in the Marcellus which results in 861 undeveloped net locations.

•
Undeveloped Net Ohio Utica Locations - We assume these locations have 9,000 foot laterals and 1,000 foot spacing between wells which yields approximately 207 acre spacing. In the Ohio Utica, we apply a 10% risking factor to our net acreage to account for inefficient unitization. As of December 31, 2016, we had approximately 63,000 net acres prospective for the Utica in Ohio which results in 241 undeveloped net locations.

•
Undeveloped Net Upper Devonian Locations - We assume these locations have 8,000 foot laterals and 1,000 foot spacing between wells which yields approximately 184 acre spacing. In the Upper Devonian, we apply a 20% risking factor to our net acreage to account for inefficient unitization and the risk associated with our inability to force pool in Pennsylvania. As of December 31, 2016, we had approximately 108,000 net acres prospective for the Upper Devonian which results in 464 undeveloped net locations.

•
Undeveloped Net Pennsylvania Utica Locations - We assume these locations have 8,000 foot laterals and 2,000 foot spacing between wells which yields approximately 367 acre spacing. In the Pennsylvania Utica, we apply a 20% risking factor to our net acreage to account for inefficient unitization. As of December 31, 2016, we had approximately 105,000 net acres prospective for the Utica in Pennsylvania which results in 228 undeveloped net locations.

•
Undeveloped Barnett Locations - These are mapped locations that we have deemed to have a high likelihood of producing economic quantities of hydrocarbons. As of December 31, 2016, we had approximately 36,000 net acres in the Barnett Shale, which results in 171 undeveloped net locations.

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
The following table sets forth information regarding our natural gas, oil and NGL production in the Marcellus Shale and Utica Shale for the years ended December 31, 2016, 2015 and 2014 and in the Barnett Shale for the period from October 19, 2016 through December 31, 2016.

	For the Year Ended December 31,
	2016	2015	2014
Marcellus Shale
Natural gas (Mcf)	198,687,827	148,699,519	89,601,612
Oil (Mbls)	4	32	41
NGL (Mbls)	57	232	930

Utica Shale
Natural gas (Mcf)	96,309,459	49,988,275	6,366,248
Oil (Mbls)	64,162	55,290	30,872
NGL (Mbls)	123,187	193,771	62,384

Barnett Shale
Natural gas (Mcf)	5,709,259	—	—
Oil (Mbls)	8,262	—	—
NGL (Mbls)	157,830	—	—

Other (Mcf)(1)	1,614,970	1,143,408	1,203,652

Total production (Mcfe)(2)	304,442,523	201,327,152	97,736,871

(1)	Includes natural gas production in the Upper Devonian Shale.

(2)
As our oil and NGLs production is immaterial and constitutes approximately one percent of our total production for the periods presented, we present our total production on an Mcfe basis calculated at the rate of one barrel per six Mcf based upon the relative energy content of oil to natural gas, which may not be indicative of the relationship of oil and natural gas prices.

The following table sets forth information regarding revenues, realized prices and production costs in the Appalachian Basin for the years ended December 31, 2016, 2015 and 2014 and in the Fort Worth Basin for the period from October 19, 2016 through December 31, 2016.

	For the Year Ended December 31,
	2016	2015	2014
Natural gas, oil and NGL sales (in thousands)
Appalachian Basin
Natural gas	$632,816	$441,082	$354,860
Oil	2,080	2,346	1,868
NGL	2,230	3,087	2,473
Total Appalachian Basin	$637,126	$446,515	$359,201

Fort Worth Basin
Natural gas	$13,715	$—	$—
Oil	372	—	—
NGL	2,228	—	—
Total Fort Worth Basin	$16,315	$—	$—

Total	$653,441	$446,515	$359,201

Average natural gas prices before effects of hedges per Mcf
Appalachian Basin	$2.13	$2.21	$3.65
Fort Worth Basin	$2.40	$—	$—
Total	$2.14	$2.21	$3.65

Average realized prices after effects of hedges per Mcf (1)	$2.83	$3.18	$3.46

Average realized oil prices per Bbl
Appalachian Basin	$32.41	$42.40	$60.43
Fort Worth Basin	$45.08	$—	$—
Total	$33.86	$42.40	$60.43

Average realized NGL prices per Bbl
Appalachian Basin	$18.09	$15.91	$39.06
Fort Worth Basin	$14.11	$—	$—
Total	$15.86	$15.91	$39.06

Average costs per Mcfe (2)
Appalachian Basin
Lease operating	$0.16	$0.22	$0.26
Gathering, compression and transportation	$0.41	$0.75	$0.38
Production taxes and impact fees	$0.04	$0.04	$0.05

General and administrative	$0.39	$0.39	$0.47
Depletion, depreciation and amortization	$1.21	$1.53	$1.55
Fort Worth Basin
Lease operating	$0.42	$—	$—
Gathering, compression and transportation	$0.36	$—	$—
Production taxes and impact fees	$0.23	$—	$—
General and administrative	$0.22	$—	$—
Depletion, depreciation and amortization	$1.07	$—	$—

(1)	The effect of hedges includes realized gains and losses on commodity derivative transactions

(2)
As our oil and NGL revenues are immaterial and constitute approximately one percent of our total revenues for the periods presented, we present these results on an Mcfe basis calculated at the rate of one barrel per six Mcf based upon the approximate relative energy content of oil to natural gas, which may not be indicative of the relationship of oil and natural gas prices.

Productive Wells
As of December 31, 2016, we had a total of 370 gross (282 net) producing wells in the Appalachian Basin, consisting of (i) 248 gross (229 net) producing wells in the Marcellus Shale, (ii) 114 gross (45 net) producing wells in the Utica Shale, which includes one gross and net Utica Shale producing well and (iii) 8 gross and net producing wells in the Upper Devonian Shale. In addition, we had 176 gross (140 net) producing wells in the Barnett Shale. This well count excludes approximately 100 gross (100 net) shallow vertical wells located in the Appalachian Basin.
Acreage
The following table sets forth certain information regarding the total developed and undeveloped acreage in which we own an interest as of December 31, 2016. Approximately 57% of our Marcellus acreage, 24% of our Utica acreage and 95% of our Barnett acreage was held by production at December 31, 2016. Acreage related to royalty, overriding royalty and other similar interests is excluded from this table.

	Developed Acres		Undeveloped Acres		Total Acres
Region	Gross	Net	Gross	Net	Gross	Net
Appalachian Basin
Marcellus(1)	42,721	40,847	144,170	144,170	186,891	185,017
Utica - Ohio	21,139	11,147	52,125	52,049	73,264	63,196
Other(2)
Barnett	12,774	10,595	31,061	25,762	43,835	36,357
Total	76,634	62,589	227,356	221,981	303,990	284,570

(1)	Marcellus acreage associated with the Vantage Acquisition included 41,358 gross (40,820 net) developed acres and 43,873 gross (43,873 net) undeveloped acres.

(2)
Excludes approximately 11,000 gross (8,500 net) developed acres and 17,000 gross (1,000 net) undeveloped acres in the Uinta and Piceance Basins located in eastern Utah and northwestern Colorado, which we acquired in connection with the Vantage Acquisition.

Undeveloped Acreage Expirations
The following table sets forth the number of total undeveloped acres as of December 31, 2016 that will expire in 2017, 2018, 2019, 2020 and 2021 and thereafter unless production is established within the spacing units covering the acreage prior to the expiration dates or unless such leasehold rights are extended or renewed. We have not attributed any PUD reserves to acreage for which the expiration date precedes the scheduled date for PUD drilling. In addition, we do not anticipate material delay rental or lease extension payments in connection with such acreage.

Region	2017	2018	2019	2020	2021+
Appalachian Basin
Marcellus	9,023	19,451	24,937	11,573	15,040
Utica - Ohio	16,895	15,001	5,562	1,283	9,405
Other(1)
Barnett	741	507	174	271	226
Total	26,659	34,959	30,673	13,127	24,671

(1)
As of December 31, 2016, management is evaluating our long-term approach in the Barnett, Uinta and Piceance Shales, and development in these areas is not included in our 5-year development plan. As a result, the table above does not include acreage expirations associated with our Uinta and Piceance Shale acreage.

Operated Drilling Activity
The following table describes our drilling activity on our acreage during the years ended December 31, 2016, 2015 and 2014:

	Productive Wells		Dry Wells		Total
	Gross	Net	Gross	Net	Gross	Net
2016 (1)	56	49	—	—	56	49
2015	57	48	—	—	57	48
2014	44	39	—	—	44	39

(1)	Excludes 14 gross (14 net) producing wells acquired in the Vantage Acquisition.
We drilled no developmental dry wells or exploratory wells during 2016, no developmental dry wells and no exploratory wells during 2015 and no developmental dry wells and four exploratory wells in 2014.
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
Midstream Segments Properties
The gathering, compression and fresh water distribution systems of our Rice Midstream Holdings segment and Rice Midstream Partners segment are located in the core of the Marcellus Shale in southwestern Pennsylvania and of the Utica Shale in eastern Ohio, each of which are located in the Appalachian Basin. As of December 31, 2016, our Rice Midstream Partners segment owned gas gathering systems and compression assets in Washington and Greene Counties, Pennsylvania and fresh water distribution systems in Washington and Greene Counties, Pennsylvania, and Belmont County, Ohio, and our Rice Midstream Holdings segment owned gathering systems and compression assets in Belmont and Monroe Counties, Ohio.

Rice Midstream Holdings Segment
As of December 31, 2016, our Ohio gathering system consists of a network of 92 miles of gathering pipelines and 18,960 horsepower of compression used to compress natural gas for our Exploration and Production segment and third-party customers. In addition, as of December 31, 2016, our Ohio gathering system had approximately 4.8 MMDth/d of gathering capacity in the core of the Utica Shale in Belmont County, Ohio. Average daily throughput on our Ohio gathering system for the year ended December 31, 2016 was 708 MDth/d, which consisted of 700 MDth/d related to the operations of Rice Olympus Midstream LLC (“Rice Olympus Midstream”) and 260 MDth/d related to the operations of Strike Force Midstream, slightly offset by an elimination of 252 Mdth/d that is related to operations of both Rice Olympus Midstream and Strike Force Midstream. The Rice Olympus Midstream system services approximately 45,000 and 20,000 net acres of our and Gulfport’s current positions respectively, in Belmont County, Ohio.
On February 1, 2016, Strike Force Holdings, our indirect subsidiary, and Gulfport Midstream, a wholly-owned subsidiary of Gulfport, entered into the Strike Force LLC Agreement of Strike Force Midstream to engage in the natural gas midstream business in the Strike Force Midstream AMI. As of December 31, 2016, Strike Force Midstream accounted for 260 MDth/d of our average daily throughput on our Ohio gathering system. The Strike Force Midstream system currently services an aggregate of approximately 98,000 acres of Gulfport’s and Consol Energy Inc.’s positions.
Rice Midstream Partners Segment
As of December 31, 2016, RMP’s gathering systems consist of a network of 159 miles of gathering pipelines and 59,500 horsepower of compression used to compress natural gas for our Exploration and Production segment and third-party producers. As of December 31, 2016, RMP’s systems had approximately 4.1 MMDth/d of gathering capacity with connections to Dominion Transmission, Columbia Gas Transmission, Texas Eastern Transmission, Equitrans Transmission and National Fuel Gas Supply interstate pipelines, and were connected to 242 producing Appalachian wells located in Washington and Greene Counties, Pennsylvania. The Vantage Midstream Asset Acquisition enhanced RMP’s Greene County gathering system with the acquisition of approximately 30 miles of dry gas gathering and compression assets.
RMP has secured dedications from us under a 15 year, fixed-fee contract for gathering and compression services covering (i) approximately 186,000 gross acres of our acreage position as of December 31, 2016 in Washington and Greene Counties, Pennsylvania, and (ii) any future acreage we acquire within these counties, excluding certain production subject to a pre-existing third-party dedication. We have also granted RMP the exclusive right to provide certain fluid handling services to us until December 22, 2029 and from month to month thereafter. The fluid handling services include the exclusive right to provide fresh water for well completions operations in the Marcellus and Utica Shales and to collect and recycle or dispose of flowback and produced water for us within areas of dedication in defined service areas in Pennsylvania and Ohio. In addition, RMP has secured dedications from third-party customers under fixed-fee contracts for gathering and compression services in Washington County, Pennsylvania with respect to approximately 18,000 of their existing gross acres, and any future acreage they may acquire within areas of mutual interest of approximately 66,000 acres.
Water Services
RMP’s water services assets in Washington and Greene Counties, Pennsylvania, and Belmont County, Ohio are engaged in the provision of water services to support well completion activities and to collect and recycle or dispose of flowback and produced water for us and third parties in the Appalachian Basin. As of December 31, 2016, RMP’s Pennsylvania assets provided access to 22.5 MMgal/d of fresh water from the Monongahela River and several other regional water sources, and RMP’s Ohio assets provided access to 14.0 MMgal/d of fresh water from the Ohio River and several other regional sources, both for distribution to our Exploration and Production segment and third parties.
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

Item 3. Legal Proceedings
We are party to various legal and/or regulatory proceedings from time to time arising in the ordinary course of business. While the ultimate outcome and impact to us cannot be predicted with certainty, we believe that all such matters are without merit and involve amounts which, if resolved unfavorably, either individually or in the aggregate, will not have a material adverse effect on its financial condition, results of operations or cash flows. When we determine that a loss is probable of occurring and is reasonably estimable, we accrue an undiscounted liability for such contingencies based on its best estimate using information available at the time. We disclose contingencies where an adverse outcome may be material, or in the judgment of management, the matter should otherwise be disclosed.
In 2016, we reached a settlement with the PADEP related to civil penalties for certain Notices of Violations (“NOVs”) received from December 2011 through April 2016 under the Clean Streams Law, the 2012 Oil and Gas Act, the Solid Waste Management Act, and the Dam Safety and Encroachments Act and have paid fines to settle such NOVs with the DEP for $3.6 million.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information. Our common stock is listed on the NYSE under the symbol “RICE.” The high and low sales prices reflected on the NYSE per share for 2016 and 2015 are summarized below:

	2016		2015
(in U.S. dollars per share)	High	Low	High	Low
1st Quarter	$14.16	$7.92	$22.13	$16.04
2nd Quarter	23.57	13.42	25.33	20.16
3rd Quarter	29.36	20.45	21.11	15.57
4th Quarter	27.88	20.38	18.70	8.01
On February 27, 2017, the last sales price of our common stock, as reported on the NYSE, was $18.60 per share. There is no public market for our preferred stock.
Holders. The number of shareholders of record of our common stock was 22 as of February 27, 2017. The number of registered holders does not include holders that have shares of common stock held for them in “street name,” meaning that the shares are held for their accounts by a broker or other nominee. In these instances, the brokers or other nominees are included in the number of registered holders, but the underlying holders of the common stock that have shares held in “street name” are not. On February 27, 2017, we had 10 holders of record of our preferred stock.
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
Securities Authorized for Issuance under Equity Compensation Plans. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding our equity compensation plans as of December 31, 2016.

Issuer Purchases of Equity Securities. The following table contains information about our repurchase of equity securities during the twelve months ended December 31, 2016:

Period	Total Number of Shares Withheld (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs
January 1 - January 31, 2016	2,628	$11.67	—	—
February 1 - February 28, 2016	46,257	9.47	—	—
March 1 - March 31, 2016	—	—	—	—
April 1 - April 30, 2016	462	17.47	—	—
May 1 - May 31, 2016	10,626	18.11	—	—
June 1 - June 30, 2016	10,837	21.94	—	—
July 1 - July 31, 2016	227	21.76	—	—
August 1, August 31, 2016	3,298	24.95	—	—
September 1 - September 30, 2016	—	—	—	—
October 1 - October 31, 2016	2,452	24.17	—	—
November 1 - November 30, 2016	2,381	23.96	—	—
December 1 - December 31, 2016	2,826	24.92	—	—
Total	81,994	$14.40	—	—

(1)
All shares withheld during 2016 were used to offset tax withholding obligations that occur upon the vesting of restricted stock units and delivery of common stock under the terms of our long-term incentive plan.

Item 6. Selected Financial Data
Set forth below is our selected historical consolidated financial data as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012. The selected historical consolidated financial data set forth below is not intended to replace our historical consolidated financial statements. You should read the following data along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes, each of which is included in this report. We believe that the assumptions underlying the preparation of our historical consolidated financial statements are reasonable.

	Year Ended December 31,
(in thousands, except share data)	2016	2015	2014	2013	2012
Statement of operations data:
Total operating revenues	$778,906	$502,141	$390,942	$88,687	$27,200
Total operating expenses	843,936	940,308	401,364	116,567	36,100
Operating loss	(65,030)	(438,167)	(10,422)	(27,880)	(8,900)
Net (loss) income	(248,820)	(267,999)	219,035	(35,776)	(19,344)
Net (loss) income attributable to Rice Energy Inc.	(269,751)	(291,336)	218,454	(35,776)	(19,344)
Net (loss) income attributable to Rice Energy Inc. common stockholders	(298,201)	(291,336)	218,454	(35,776)	(19,344)
(Loss) earnings per share—basic	(1.84)	(2.14)	1.70	(0.44)	(0.33)
(Loss) earnings per share—diluted	(1.84)	(2.14)	1.70	(0.44)	(0.33)

Balance sheet data (at period end):
Cash	$470,043	$151,901	$256,130	$31,612	$8,547
Total property, plant and equipment, net	6,117,912	3,243,131	2,461,331	734,331	273,640
Total assets	7,817,522	3,949,098	3,527,949	879,810	344,971
Total debt	1,522,481	1,435,790	900,680	426,942	149,321
Total equity before noncontrolling interest	2,908,202	1,279,897	1,522,710	298,647	138,191
Net cash provided by (used in):
Operating activities	$485,885	$412,987	$85,075	$33,672	$(3,014)
Investing activities	(1,917,560)	(1,217,019)	(1,481,465)	(458,595)	(119,973)
Financing activities	1,749,817	699,803	1,620,908	444,988	127,145
Other financial data (unaudited):
Adjusted EBITDAX	$575,547	$431,510	$246,610	$52,258	$11,768
Non-GAAP Financial Measures
Adjusted EBITDAX is a supplemental non-GAAP financial measure that is used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies.
We define Adjusted EBITDAX as net (loss) income before noncontrolling interest; interest expense; depreciation, depletion and amortization; amortization of deferred financing costs; amortization of intangible assets; equity in loss (income) of our joint ventures; derivative fair value loss (gain), excluding net cash receipts (payments) on settled derivative instruments; gain on purchase of Marcellus joint venture; acquisition expense; non-cash stock compensation expense; non-cash incentive unit expense; restricted unit expense; income tax (benefit) expense; loss on extinguishment of debt; write-off of deferred financing costs; (gain) loss from sale of interest in gas properties; exploration expenses; and other non-recurring items. Adjusted EBITDAX is not a measure of net income as determined by United States generally accepted accounting principles, or GAAP.
Management believes Adjusted EBITDAX is a useful measure to the users of our financial statements because it allows them to more effectively evaluate our operating performance and compare the results of our operations from period to period and against our peers without regard to our financing methods or capital structure. We exclude the items listed above from net income in arriving at Adjusted EBITDAX because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDAX should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDAX are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDAX. Our computations of Adjusted EBITDAX may not be comparable to other similarly titled measures of other companies. We believe that Adjusted EBITDAX is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet debt service requirements.
The following table presents a reconciliation of the non-GAAP financial measure of Adjusted EBITDAX to the GAAP financial measure of net income (loss).

	Year Ended December 31,
(in thousands)	2016	2015	2014	2013	2012
Adjusted EBITDAX reconciliation to net (loss) income:
Net (loss) income	$(248,820)	$(267,999)	$219,035	$(35,776)	$(19,344)
Interest expense	99,627	87,446	50,191	17,915	3,487
Depreciation, depletion and amortization	368,455	322,784	156,270	32,815	14,149
Impairment of gas properties	20,853	18,250	—	—	—
Impairment of goodwill	—	294,908	—	—	—
Impairment of fixed assets	23,057	—	—	—	—
Amortization of deferred financing costs	7,545	5,124	2,495	5,230	7,220
Amortization of intangible assets	1,634	1,632	1,156	—	—
Equity in loss (income) of joint ventures	—	—	2,656	(19,420)	(1,532)
Write-off of abandoned leases	—	—	—	—	2,253
Derivative fair value loss (gain) (1)	220,236	(273,748)	(186,477)	(6,891)	1,381
Net cash receipts (payments) on settled derivative instruments (1)	201,071	193,908	(18,784)	676	879
Gain on purchase of Marcellus joint venture (2)	—	—	(203,579)	—	—
Acquisition expense	6,109	1,235	2,339	—	—
Acquisition break fee	(1,939)	—	—	—	—
Non-cash stock compensation expense	21,915	16,528	5,553	—	—
Non-cash incentive unit expense	51,761	36,097	105,961	—	—
Restricted unit expense	—	—	—	32,906	—
Income tax (benefit) expense	(142,212)	12,118	91,600	—	—
Loss on extinguishment of debt	—	—	7,654	10,622	—
Write-off of deferred financing costs	—	—	6,896	—	—
(Gain) loss from sale of interest in gas properties	—	(953)	—	4,230	—
Exploration expenses	15,159	3,137	4,018	9,951	3,275
Other expense	6,511	4,380	207	—	—
Net income attributable to midstream entities	(75,415)	(23,337)	(581)	—	—
Adjusted EBITDAX(3)	$575,547	$431,510	$246,610	$52,258	$11,768

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

(2)	Represents gain recognized on the purchase of the remaining 50% interest in our Marcellus joint venture.

(3)
The above Adjusted EBITDAX reconciliation deducts the impact of noncontrolling interest attributable to midstream entities and excludes the elimination of intercompany water revenues between our subsidiaries and RMP. Included in the above reconciliation is the non-controlling interest attributable to Rice Energy Operating, as we view our business on a fully diluted basis.

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
Overview of Our Business
Rice Energy is an independent natural gas and oil company focused on the acquisition, exploration and development of natural gas, oil and NGL properties in the Appalachian Basin. As a result of changes to our operations and organizational structure in 2016, we now manage our business in three operating segments - the Exploration and Production segment, the Rice Midstream Holdings segment and the Rice Midstream Partners segment. These segments are managed separately due to their distinct operational differences. The Exploration and Production segment is responsible for the acquisition, exploration and development of natural gas, oil and NGLs. The Rice Midstream Holdings segment is engaged in the gathering and compression of natural gas, oil and NGL production for us and third parties in Belmont and Monroe Counties, Ohio. The Rice Midstream Partners segment is engaged in the gathering and compression of natural gas, oil and NGL production in Washington and Greene Counties, Pennsylvania, and in the provision of water services to support the well completion services of us and third parties in Washington and Greene Counties, Pennsylvania and Belmont County, Ohio.
As a result of certain reorganizations and transactions that occurred during 2014, 2015 and 2016, our historical financial condition and results of operations for the periods presented in this Annual Report may not be comparable, either from period to period or going forward. For example, information for the period from January 1, 2014 until January 29, 2014, as contained within the year ended December 31, 2014 pertains to the historical financial statements and results of operations of Rice Drilling B LLC, our accounting predecessor. Such periods reflect only our 50% equity investment in our Marcellus joint venture. From and after our acquisition of the remaining 50% interest from Alpha Holdings on January 29, 2014, the results of operations of our Marcellus joint venture are consolidated into our results of operations.
In connection with the RMP IPO in December 2014, we contributed to RMP all of our gas gathering and compression assets in Washington and Greene Counties, Pennsylvania in exchange for, among other things, common and subordinated units representing a 50% limited partner interest and all of the incentive distribution rights in RMP. Indirectly, through Midstream Holdings, we own and control the general partner of RMP, and, as such, the results of operations of RMP are consolidated into our results of operations. However, while our results of operations consolidate the results of operations of RMP for periods subsequent to December 22, 2014, they give effect to the noncontrolling interest in RMP held by its public unitholders.
Also in connection with the RMP IPO, we entered into various gas gathering and compression agreements and water distribution services agreements, both intercompany and, in the case of certain gas gathering and compression services in Pennsylvania, with RMP. Prior to December 22, 2014, with certain limited exceptions, the Rice Midstream Holdings segment and the Rice Midstream Partners segment did not charge fees for providing such services to our Exploration and Production segment. From December 22, 2014 through October 31, 2015, the Rice Midstream Holdings segment charged the Exploration and Production segment water services fees according to the water services agreements entered into in connection with the RMP IPO. Beginning on November 1, 2015, as a result of the closing of the acquisition of PA Water and OH Water by RMP, the Rice Midstream Partners segment charges the Exploration and Production segment water services fees according to certain water services agreements entered in connection with the acquisition. These gathering and water services fees are eliminated through consolidation.
Following completion of the Vantage Acquisition, we operate Vantage through Rice Energy Operating. As part of the consideration for the Vantage Acquisition, the Vantage Sellers were issued common units in Rice Energy Operating. In connection with the issuance of such membership interests to the Vantage Sellers, us and the Vantage Sellers entered into the Third A&R LLC Agreement. Under the Third A&R LLC Agreement, we control all of the day-to-day business affairs and decision making of Rice Energy Operating without approval of any other member, unless otherwise stated in the Third A&R LLC Agreement. As such, we, through our officers and directors, are responsible for all operational and administrative decisions of Rice Energy Operating and the day-to-day management of Rice Energy Operating’s business. Pursuant to the terms of the Third A&R LLC Agreement, we cannot, under any circumstances, be removed or replaced as the sole manager of Rice Energy Operating, except by our own election so long as it remains a member of Rice Energy Operating.

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
The following table provides detail of our operating revenues from the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014.

	Years Ended December 31,
(in thousands)	2016	2015	2014
Natural gas sales	$646,531	$441,082	$354,860
Oil and NGL sales	6,910	5,433	4,341
Gathering, compression and water services	101,057	49,179	5,504
Other revenue	24,408	6,447	26,237
Total operating revenues	$778,906	$502,141	$390,942
NYMEX Henry Hub prompt month contract prices are widely-used benchmarks in the pricing of natural gas. The following table provides the high and low prices for NYMEX Henry Hub prompt month contract prices and our differential to the average of those benchmark prices for the periods indicated.

	Years Ended December 31,
	2016	2015	2014
NYMEX Henry Hub High ($/MMBtu)	$3.77	$3.30	$7.94
NYMEX Henry Hub Low ($/MMBtu)	$1.64	$1.76	$2.75

NYMEX Henry Hub Price ($/MMBtu)	$2.46	$2.64	$4.32
Less: Average Basis Impact ($/MMBtu) (1)	(0.42)	(0.54)	(0.84)
Plus: Btu Uplift (MMBtu/Mcf)	0.10	0.11	0.17
Pre-Hedge Realized Price ($/Mcf)	$2.14	$2.21	$3.65

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

We sell a substantial majority of our production to two natural gas marketers, Sequent and BP. For the year ended December 31, 2016, sales to Sequent and BP represented 25% and 24% of our total sales, respectively. If our natural gas marketers decided to stop purchasing natural gas from us, our revenues could decline and our operating results and financial condition could be harmed. Although a substantial portion of production is purchased by these customers, we do not believe the loss of these customers would have a material adverse effect on our business, as other customers or markets would be accessible to us.
For the year ended December 31, 2016, our Exploration and Production segment accounted for 87% of our operating revenues. While we anticipate that the Rice Midstream Holdings segment and the Rice Midstream Partners segment will continue to represent a meaningful portion of our operating revenues in future periods, we expect that a substantial majority of our operating revenues will remain attributable to our Exploration and Production segment.

Principal Components of Our Cost Structure

•
Lease operating expense. These are the day to day operating costs incurred to maintain production of our natural gas producing wells. Such costs include field personnel costs, produced water disposal, maintenance and repairs. Cost levels for these expenses can vary based on supply and demand for oilfield services.

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

•
Incentive unit expense. These costs represent non-cash compensation expense for incentive units awarded to certain of our employees by NGP Holdings and Rice Holdings. In connection with our IPO and related corporate reorganization, the holders of incentive units in REO contributed a portion of their incentive units to Rice Holdings and NGP Holdings in return for substantially similar incentive units in such entities. This resulted in the incentive units being deemed to have been modified, and the performance conditions were considered to be probable of occurring. Therefore, their fair values were measured and compensation expense from the date of initial grant through December 31, 2016 has been recognized in the year ended December 31, 2016. The payment obligation as it relates to the incentive units resides with NGP Holdings and Rice Holdings and has not been, and will not be borne by us. In April 2016, NGP Holdings settled its remaining incentive unit obligation in connection with our April 2016 Equity Offering. No future expense will be recognized related to the NGP Holdings incentive units.

•
General and administrative expense. These costs include overhead, including payroll and benefits for our corporate staff, costs of maintaining our headquarters, costs of managing our exploration and production operations, midstream operations, franchise taxes, audit and other professional fees and legal compliance expenses. General and administrative expense also includes stock-based compensation expense related to awards granted under our long-term incentive plan. Please see “Note 16— Stock-Based Compensation” in the notes of the consolidated financial statements under Item 8 of this Annual Report.

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

•
Income tax expense. We are a corporation under the Internal Revenue Code, subject to federal income taxes at a statutory rate of 35% of pretax earnings. The reorganization of our business into a corporation in connection with the closing of our IPO required the recognition of a deferred tax asset or liability for the initial temporary differences at the time of our IPO. The resulting deferred tax liability of approximately $162.3 million was recorded in equity at the date of our IPO. Based on our deductions primarily related to intangible drilling costs (“IDCs”), we could potentially generate significant net operating loss assets and deferred tax liabilities. We may report and pay state income or franchise taxes in periods where our IDC deductions do not exceed our taxable income or where state income or franchise taxes are determined on another basis.

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

Consolidated Results of Operations
Below are some highlights of our consolidated financial and operating results for the years ended December 31, 2016, 2015 and 2014:

•	Our natural gas, oil and NGL sales were $653.4 million, $446.5 million and $359.2 million in the years ended December 31, 2016, 2015 and 2014, respectively.

•	Our production volumes were 304.4 Bcfe, 201.3 Bcfe and 97.7 Bcfe in the years ended December 31, 2016, 2015 and 2014, respectively.

•	Our gathering, compression and water services revenues were $101.1 million, $49.2 million and $5.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

•	Our per unit cash production costs were $0.63 per Mcfe, $0.68 per Mcfe and $0.67 per Mcfe in the years ended December 31, 2016, 2015 and 2014, respectively.

The following tables set forth selected operating and financial data for the year ended December 31, 2016 compared to the year ended December 31, 2015 and the year ended December 31, 2015 compared to the year ended December 31, 2014:

	Year Ended December 31,			Year Ended December 31,
	2016	2015	Change	2015	2014	Change
Natural gas sales (in thousands)	$646,531	$441,082	$205,449	$441,082	$354,860	$86,222
Oil and NGL sales (in thousands)	6,910	5,433	1,477	5,433	$4,341	1,092
Natural gas, oil and NGL sales (in thousands)	$653,441	$446,515	$206,926	$446,515	$359,201	$87,314

Natural gas production (MMcf)	302,322	199,831	102,491	199,831	97,172	102,659
Oil and NGL production (MBbls)	354	249	105	249	94	155
Total production (MMcfe)	304,443	201,328	103,115	201,328	97,737	103,591

Average natural gas prices before effects of hedges per Mcf	$2.14	$2.21	$(0.07)	$2.21	$3.65	$(1.44)
Average realized natural gas prices after effects of hedges per Mcf (1)	2.83	3.18	(0.35)	3.18	3.46	(0.28)
Average oil and NGL prices per Bbl	19.55	21.79	(2.24)	21.79	46.07	(24.28)

Average costs per Mcfe
Lease operating	$0.17	$0.22	$(0.05)	$0.22	$0.26	$(0.04)
Gathering, compression and transportation	0.41	0.42	(0.01)	0.42	0.36	0.06
Production taxes and impact fees	0.05	0.04	0.01	0.04	0.05	(0.01)
General and administrative	0.39	0.51	(0.12)	0.51	0.63	(0.12)
Depreciation, depletion and amortization	1.21	1.60	(0.39)	1.60	1.60	—

Total gathering, compression and water service revenues (in thousands):	$101,057	$49,179	$51,878	$49,179	$5,504	$43,675

Gathering volumes (MDth/d):	1,691	894	797	894	402	492
Compression volumes (MDth/d):	1,007	115	892	115	—	115
Water services volumes (MMgal):	1,253	777	476	777	—	777

(1)	The effect of hedges includes realized gains and losses on commodity derivative transactions.

	Year Ended December 31,			Year Ended December 31,
(in thousands, except per share data)	2016	2015	Change	2015	2014	Change
Operating revenues:
Natural gas, oil and NGL sales	$653,441	$446,515	$206,926	$446,515	$359,201	$87,314
Gathering, compression and water services	101,057	49,179	51,878	49,179	5,504	43,675
Other revenue	24,408	6,447	17,961	6,447	26,237	(19,790)
Total operating revenues	778,906	502,141	276,765	502,141	390,942	111,199

Operating expenses:
Lease operating	50,574	44,356	6,218	44,356	24,971	19,385
Gathering, compression and transportation	123,852	84,707	39,145	84,707	35,618	49,089
Production taxes and impact fees	13,866	7,609	6,257	7,609	4,647	2,962
Exploration	15,159	3,137	12,022	3,137	4,018	(881)
Midstream operation and maintenance	23,215	16,988	6,227	16,988	4,607	12,381
Incentive unit expense	51,761	36,097	15,664	36,097	105,961	(69,864)
Impairment of gas properties	20,853	18,250	2,603	18,250	—	18,250
Impairment of goodwill	—	294,908	(294,908)	294,908	—	294,908
Impairment of fixed assets	23,057	—	23,057	—	—	—
General and administrative	118,093	103,038	15,055	103,038	61,570	41,468
Depreciation, depletion and amortization	368,455	322,784	45,671	322,784	156,270	166,514
Acquisition expense	6,109	1,235	4,874	1,235	2,339	(1,104)
Amortization of intangible assets	1,634	1,632	2	1,632	1,156	476
Other expense	27,308	5,567	21,741	5,567	207	5,360
Total operating expenses	843,936	940,308	(96,372)	940,308	401,364	538,944

Operating loss	(65,030)	(438,167)	373,137	(438,167)	(10,422)	(427,745)
Interest expense	(99,627)	(87,446)	(12,181)	(87,446)	(50,191)	(37,255)
Gain on purchase of Marcellus joint venture	—	—	—	—	203,579	(203,579)
Other income	1,406	1,108	298	1,108	893	215
(Loss) gain on derivative instruments	(220,236)	273,748	(493,984)	273,748	186,477	87,271
Amortization of deferred financing costs	(7,545)	(5,124)	(2,421)	(5,124)	(2,495)	(2,629)
Loss on extinguishment of debt	—	—	—	—	(7,654)	7,654
Write-off of deferred financing costs	—	—	—	—	(6,896)	6,896
Equity in loss of joint ventures	—	—	—	—	(2,656)	2,656
Income (loss) before income taxes	(391,032)	(255,881)	(135,151)	(255,881)	310,635	(566,516)
Income tax benefit (expense)	142,212	(12,118)	154,330	(12,118)	(91,600)	79,482
Net (loss) income	(248,820)	(267,999)	19,179	(267,999)	219,035	(487,034)
Less: Net income attributable to noncontrolling interests	(20,931)	(23,337)	2,406	(23,337)	(581)	(22,756)
Net (loss) income attributable to Rice Energy Inc.	(269,751)	(291,336)	21,585	(291,336)	218,454	(509,790)
Less: Preferred dividends and accretion of redeemable noncontrolling interests	(28,450)	—	(28,450)	—	—	—
Net (loss) income attributable to Rice Energy Inc. common stockholders	$(298,201)	$(291,336)	$(6,865)	$(291,336)	$218,454	$(509,790)
Weighted average number of shares of common stock - basic	162,226	136,344	25,882	136,344	128,151	8,193
Weighted average number of shares of common stock - diluted	162,226	136,344	25,882	136,344	128,225	8,119
(Loss) income earnings per share—basic	$(1.84)	$(2.14)	$0.30	$(2.14)	$1.70	$(3.84)
(Loss) income earnings per share—diluted	$(1.84)	$(2.14)	$0.30	$(2.14)	$1.70	$(3.84)

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Total operating revenues. The $276.8 million increase in total operating revenues was mainly a result of a 51% increase in natural gas, oil and NGL production from 201.3 Bcfe in 2015 to 304.4 Bcfe in 2016. During 2016, we turned 70 gross (63 net) wells into sales, of which 14 gross (14 net) wells were acquired in the Vantage Acquisition. The increase in operating revenues was slightly offset by a decrease in realized prices. Our realized price in 2016 was $2.14 per Mcf compared to $2.21 per Mcf in 2015, in each case before the effect of hedges. Operating revenues were also positively impacted by a $51.9 million, or 105%, increase in gathering, compression and water service revenues year-over-year. This increase primarily relates to an increase in third-party volumes and revenues on our gathering contracts. In addition, post-acquisition revenue associated with the Vantage Acquisition was $51.6 million for the period from October 19, 2016 through December 31, 2016.
Lease operating expenses. The $6.2 million increase in lease operating expenses was attributable to an increase in our production base in 2016 as compared to the prior year. However, on a per unit basis, lease operating expenses decreased from $0.22 for the year ended December 31, 2015 to $0.17 for the year ended December 31, 2016. The decrease on a per unit basis was attributable to improved efficiencies, primarily relating to production water recycling and reduced flowback periods.
Gathering, compression and transportation. Gathering, compression and transportation expense for 2016 of $123.9 million was mainly comprised of $105.1 million of transportation contracts with third parties and $19.3 million of gathering charges from third parties. The $39.1 million, or 46%, increase in expense was primarily attributable to a 51% increase in production volumes, as well as increased firm transportation expense for the year ended December 31, 2016.
Exploration. The increase in exploration expense year over year of $12.0 million was primarily due to leasehold write-offs, mainly associated with expired leaseholds.
Midstream operation and maintenance. The $6.2 million increase in midstream operation and maintenance expense in 2016 compared to the prior year was primarily due to on and off pad water transfer costs and water procurement, in addition to increased expenses following the Vantage Midstream Asset Acquisition primarily associated with water transfer and pipeline maintenance costs. On a per unit basis, midstream operation and maintenance expense was $0.08 for the years ended December 31, 2016 and 2015.
Incentive unit expense. Incentive unit expense increased $15.7 million in 2016 compared to 2015. In 2016, the $51.8 million expense consisted of $24.5 million of non-cash compensation expense related to the Rice Holdings incentive units and $27.3 million of compensation expense related to a cumulative adjustment to equal the cumulative cash payment made by NGP Holdings to NGP Holdings incentive unitholders. In 2015, the $36.1 million expense consisted of $33.7 million of non-cash compensation expense related to the Rice Holdings incentive units and $26.7 million related to payments made to certain holders of NGP Holdings incentive units, offset by $24.3 million of non-cash income related to the fair market value adjustment for the NGP Holdings incentive units which was largely driven by the decline in our stock price as of December 31, 2015. No future expense will be recognized related to the NGP Holdings incentive units as a result of the April 2016 settlement of the remaining NGP Holdings incentive unit obligation. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—14. Incentive Units” for additional information.
Impairment of gas properties. For the years ended December 31, 2016 and 2015, we recorded $20.9 million and $18.2 million, respectively, in impairment expense related to our gas properties. In 2016, we recognized $20.9 million of impairment expense in the consolidated statement of operations related to lease expirations on non-core assets. In 2015, we determined that the carrying value of our Upper Devonian proved property was not fully recoverable and as a result, we recognized a $10.9 million impairment expense to write-down such proved properties to fair value. In addition, we recognized $7.3 million of impairment expense in 2015 due to changes in our development plans and lease expirations.
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
Impairment of fixed assets. The $23.1 million impairment expense in 2016 was primarily related to a $20.3 million impairment for pipeline assets that were decommissioned.
General and administrative expense. For the year ended December 31, 2016, general and administrative expense (before stock compensation expense) increased $10.3 million, or 12%, primarily due to the additions of personnel to support our growth activities and related salary and employee benefits. At December 31, 2016, we had 467 employees, a 26% increase compared to December 31, 2015. Additionally, general and administrative expenses increased year-over-year due to an increase in rent expense primarily related to our office leases. On a per unit basis, general and administrative expense (before stock compensation expense)

decreased by 26%, from $0.43 per Mcfe during the year ended December 31, 2015 to $0.32 per Mcfe during the year ended December 31, 2016, primarily due to a 51% increase in production. Slightly offsetting the increase in general and administrative expenses was an increase in allocated employee time to capital projects due to increased production.
Included in general and administrative expense is stock compensation expense of $21.3 million and $16.5 million for the years ended December 31, 2016 and December 31, 2015, respectively. The increase is primarily attributable to increased compensation expense associated with restricted stock unit and performance stock unit awards. Please see “Note 16—Stock-Based Compensation” in the notes to the consolidated financial statements in Item 8 of this Annual Report for further information on these awards.
DD&A. The $45.7 million increase in DD&A expense was a result of an increase in production driven by a greater number of producing wells in 2016 compared to 2015. As of December 31, 2016, we had 282 net producing Appalachian wells, an 97% increase when compared to the number of producing wells as of December 31, 2015. In addition, the increase in DD&A was the result of an increase in midstream assets placed in service in 2016 as compared to the prior year and the related depreciation of those assets. As of December 31, 2016, we had 251 miles and 129 miles of gas gathering and water pipeline, respectively, an increase of 50% and 15%, respectively, when compared to the prior year. On a per unit basis, DD&A expense decreased $0.39, or 24%, from $1.60 for the year ended December 31, 2015 to $1.21 for the year ended December 31, 2016.
Acquisition expense. The $4.9 million increase in acquisition expense was primarily attributable to costs associated with the Vantage Acquisition.
Interest expense. The $12.2 million increase in interest expense was primarily attributable to a full year recognition of expense associated with the prior year issuance of $400.0 million of the 2023 Notes. In addition, interest expense increased due to higher average borrowings on our revolving credit facilities during 2016 as compared to 2015 in order to fund our capital expenditures.
(Loss) gain on derivative instruments. The $220.2 million loss on derivative contracts in 2016 was due to net cash receipts of $210.5 million on the settlement of maturing contracts and offset by a $430.8 million unrealized loss. The $273.7 million gain on derivative contracts in 2015 was due to net cash receipts of $193.9 million and a $79.8 million unrealized gain.
Income tax benefit (expense). The $154.3 million decrease in income tax expense year-over-year was driven by our net pre-tax loss, creating an income tax benefit for the year ended December 31, 2016.
Noncontrolling interest. The $2.4 million decrease in net income attributable to noncontrolling interest was attributable to a $54.5 million loss from noncontrolling interest associated with the 16.49% of membership interests in Rice Energy Operating the Vantage Sellers received in connection with the Vantage Acquisition. Offsetting the loss from noncontrolling interest was a decrease in Rice Energy Operating’s indirect ownership in RMP from 41% as of December 31, 2015 to 26% as of December 31, 2016. The decrease in ownership percentage year-over-year was primarily attributable to RMP’s June 2016 and October 2016 equity offerings. In addition, the increase in RMP’s net income year-over-year from $52.5 million in 2015 to $121.6 million in 2016 contributed to the $20.9 million net income in noncontrolling interest balance as of December 31, 2016.
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
Lease operating expenses. The $19.4 million increase in lease operating expenses is attributable to an increase in the number of producing wells in 2015 as compared to 2014. However, lease operating expenses per unit of production decreased year-over-year due to improved efficiencies, primarily relating to production water recycling.
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
Midstream operation and maintenance. The $12.4 million increase in midstream operation and maintenance expense in 2015 compared to 2014 was primarily due to additional contract labor costs, additional leases and on compression equipment and utility costs incurred as a result of our continued midstream build-out.
Incentive unit expense. Incentive unit expense decreased $69.9 million in 2015 compared to 2014. In 2014, the $106.0 million expense primarily consisted of $44.5 million and $41.7 million of non-cash compensation expense related to the Rice Holdings and NGP Holdings incentive units, respectively, $3.4 million of non-cash compensation expense related to extinguishment of the legacy incentive unit burden of Mr. Daniel J. Rice III and $16.4 million related to payments made to certain holders of NGP Holdings incentive units. In 2015, the $36.1 million expense consisted of $33.7 million of non-cash compensation expense related to the Rice Holdings incentive units and $26.7 million related to payments made to certain holders of NGP Holdings incentive units, offset by $24.3 million of non-cash income related to the fair market value adjustment for the NGP Holdings incentive units which was largely driven by the decline in our stock price at December 31, 2015. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—14. Incentive Units” for additional information.
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
General and administrative expense. The $41.5 million increase in general and administrative expense was primarily attributable to the additions of personnel to support our growth activities and related salary and employee benefits. At December 31, 2015, we had 371 employees as compared to 290 employees at December 31, 2014. Additionally, general and administrative expenses increased year-over-year as a result of the costs associated with our accounting system implementation and information technology projects to support our growth activities. Included in general and administrative expense is stock compensation expense of $16.5 million and $5.6 million for the years ended December 31, 2015 and December 31, 2014, respectively.
DD&A. The $166.5 million increase in DD&A expense was a result of an increase in production driven by a greater number of producing wells in 2015 compared to 2014, which is consistent with our expanded drilling program and increased production during the year. In addition, the increase was the result of an increase in midstream assets placed in service in 2015 as compared to 2014 and the related depreciation of those assets.
Interest expense. The $37.3 million increase in interest expense was a result of our issuance of $400.0 million of the 2023 Notes and borrowings under our revolving credit facilities to fund midstream capital expenditures in 2015.
Gain on purchase of Marcellus joint venture. The $203.6 million gain on acquisition in the first quarter of 2014 was attributable to our acquisition of Alpha Holdings’ 50% interest in our Marcellus joint venture in connection with the closing of our IPO. As a result of our acquisition of the remaining 50% ownership in our Marcellus joint venture, we were required to remeasure our equity investment at fair value, which resulted in the non-recurring gain.
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
Noncontrolling interest. The $22.8 million increase in net income attributable to noncontrolling interest was primarily attributable to us recognizing a full year of noncontrolling interest related to our investment in RMP as compared to the 10-day period in 2014.
Business Segment Results of Operations
As a result of changes to our operations and organizational structure in the first quarter of 2016, we now manage our business in three business segments: Exploration and Production, Rice Midstream Holdings and Rice Midstream Partners. We

evaluate our business segments based on their contribution to our consolidated results based on operating income. Please see “Note 8—Financial Results by Business Segment” in the notes to the consolidated financial statements in Item 8 of this Annual Report for a break-down of the operating results and assets of our business segments for the years ended December 31, 2016, 2015 and 2014. All prior period results have been revised to reflect the new reporting segment structure.
The following tables set forth selected operating and financial data for each business segment for the year ended December 31, 2016 compared to the year ended December 31, 2015 and the year ended December 31, 2015 compared to the year ended December 31, 2014:
Exploration and Production Segment

	Year ended December 31,			Year ended December 31,
(in thousands, except volumes)	2016	2015	Change	2015	2014	Change
Operating revenues:
Natural gas, oil and NGL sales	$653,441	$446,515	$206,926	$446,515	$359,201	$87,314
Other revenue	24,408	6,447	17,961	6,447	26,237	(19,790)
Total operating revenues	677,849	452,962	224,887	452,962	385,438	67,524

Operating expenses:
Lease operating	50,708	44,356	6,352	44,356	24,971	19,385
Gathering, compression and transportation	232,478	150,015	82,463	150,015	37,414	112,601
Production taxes and impact fees	13,866	7,609	6,257	7,609	4,647	2,962
Exploration	15,159	3,137	12,022	3,137	4,018	(881)
Incentive unit expense	49,426	33,873	15,553	33,873	86,020	(52,147)
Impairment of gas properties	20,853	18,250	2,603	18,250	—	18,250
Impairment of goodwill	—	294,908	(294,908)	294,908	—	294,908
Impairment of fixed assets	2,765	—	2,765	—	—	—
General and administrative	78,161	78,592	(431)	78,592	46,229	32,363
Depreciation, depletion and amortization	350,187	308,194	41,993	308,194	151,900	156,294
Other expense	25,653	5,075	20,578	5,075	—	5,075
Acquisition expense	5,500	108	5,392	108	820	(712)
Total operating expenses	844,756	944,117	(99,361)	944,117	356,019	588,098

Operating (loss) income	$(166,907)	$(491,155)	$324,248	$(491,155)	$29,419	$(520,574)

Operating volumes:
Natural gas production (MMcf):	302,322	199,831	102,491	199,831	97,172	102,659
Oil and NGL production (MBbls):	354	249	105	249	94	155
Total production (MMcfe)	304,443	201,328	103,115	201,328	97,737	103,591

Average costs per Mcfe:
Lease operating	$0.17	$0.22	$(0.05)	$0.22	$0.26	$(0.04)
Gathering, compression and transportation	0.76	0.75	0.01	0.75	0.38	0.37
Production taxes and impact fees	0.05	0.04	0.01	0.04	0.02	0.02
General and administrative	0.26	0.39	(0.13)	0.39	0.47	(0.08)
Depreciation, depletion and amortization	1.15	1.53	(0.38)	1.53	1.55	(0.02)

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Total operating revenues. The $206.9 million increase in natural gas, oil and NGL sales was mainly a result of an increase in production in 2016 compared to 2015, as discussed above. In addition, post-acquisition revenue associated with the Vantage Acquisition was $51.6 million for the period from October 19, 2016 through December 31, 2016. The increase in operating revenues was slightly offset by a decrease in realized prices. Our realized price in 2016 was $2.14 per Mcf compared to $2.21 per Mcf in 2015, in each case before the effect of hedges. Additionally, the increase in other revenue of approximately $18.0 million was primarily driven by our natural gas marketing activities.
Lease operating expenses. The $6.4 million increase in lease operating expenses was attributable to an increase in our production base in 2016 as compared to the prior year. However, on a per unit basis, lease operating expenses decreased from $0.22 for the year ended December 31, 2015 to $0.17 for the year ended December 31, 2016 due to improved efficiencies, primarily relating to production water recycling.
Gathering, compression and transportation. Gathering, compression and transportation expense for 2016 of $232.5 million includes $127.9 million of affiliate and third party gathering fees and $105.1 million of transportation contracts with third parties. The $82.5 million increase in gathering, compression and transportation expenses was mainly due to increased volumes under the gathering agreements with the Rice Midstream Partners segment and the Rice Midstream Holdings segment, as well as increased firm transportation expense for the year ended December 31, 2016.
Production taxes and impact fees. Production taxes are directly related to natural gas, oil and NGLs sales. The $6.3 million, or 82%, increase in production taxes for 2016 compared to 2015 is primarily related to the 49% increase in natural gas, oil and NGLs sales.
Exploration. The increase in exploration expense year over year of $12.0 million was primarily due to leasehold write-offs, mainly associated with expired leaseholds.
Impairment of gas properties. For the years ended December 31, 2016 and 2015, we recorded $20.9 million and $18.2 million, respectively, in impairment expense related to our gas properties. In 2016, we recognized $20.9 million of impairment expense in the consolidated statement of operations related to lease expirations on non-core assets. In 2015, we determined that the carrying value of our Upper Devonian proved property was not fully recoverable and as a result, we recognized a $10.9 million impairment expense to write-down such proved properties to fair value. In addition, we recognized $7.3 million of impairment expense in 2015 due to changes in our development plans and lease expirations.
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
General and administrative expense. For the year ended December 31, 2016, general and administrative expense (before stock compensation expense) decreased $2.8 million, or 4%, primarily due to a decrease in allocated costs associated with personnel and administrative expenses as the Rice Midstream Holdings segment and the Rice Midstream Partners segment continue to grow. On a per unit basis, general and administrative expense (before stock compensation expense) decreased by 35%, from $0.34 per Mcfe during the year ended December 31, 2015 to $0.22 per Mcfe during the year ended December 31, 2016, primarily due to a 51% increase in production. Included in general and administrative expense is stock compensation expense of $13.4 million and $11.0 million for the years ended December 31, 2016 and December 31, 2015, respectively.
DD&A. The $42.0 million increase was a result of an increase in production and greater number of producing wells in 2016 compared to 2015. As of December 31, 2016, we had 282 net producing Appalachian wells, an 97% increase when compared to the number of producing wells as of December 31, 2015. On a per unit basis, DD&A expense decreased $0.38 per Mcfe, or 25%, from $1.53 for the year ended December 31, 2015 to $1.15 per Mcfe for the year ended December 31, 2016.

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
Gathering, compression and transportation. Gathering, compression and transportation expense for 2015 of $150.0 million includes $73.6 million of affiliate and third party gathering fees, $68.2 million of transportation contracts with third parties and $4.2 million of charges from our working interest partners on our non-operated wells. The $112.6 million increase in gathering, compression and transportation expenses was mainly due to the gathering agreements with the Rice Midstream Partners segment and the Rice Midstream Holdings segment as well as increased firm transportation expense in 2015 compared to 2014, which is consistent with increased production.
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
General and administrative expense. The $32.4 million increase in segment general and administrative expense year-over-year was primarily attributable to the additions of personnel to support our growth activities and related salary and employee benefits. Included in general and administrative expense is stock compensation expense of $11.0 million and $4.5 million for the years ended December 31, 2015 and December 31, 2014, respectively.
DD&A. The $156.3 million increase was a result of an increase in production and greater number of producing wells in 2015 compared to 2014.

Rice Midstream Holdings Segment

	Year Ended December 31,			Year Ended December 31,
(in thousands, except volumes)	2016	2015	Change	2015	2014	Change
Operating revenues:
Gathering revenues	$53,836	$26,108	$27,728	$26,108	$852	$25,256
Compression revenues	10,098	1,256	8,842	1,256	—	1,256
Total operating revenues	63,934	27,364	36,570	27,364	852	26,512

Operating expenses:
Midstream operation and maintenance	3,010	2,078	932	2,078	41	2,037
Incentive unit expense	2,335	1,180	1,155	1,180	6,461	(5,281)
Impairment of fixed assets	20,292	—	20,292	—	—	—
General and administrative	18,319	6,551	11,768	6,551	3,419	3,132
Depreciation, depletion and amortization	5,760	2,786	2,974	2,786	205	2,581
Acquisition costs	484	1,127	(643)	1,127	—	1,127
Other expense	125	(51)	176	(51)	—	(51)
Total operating expenses	50,325	13,671	36,654	13,671	10,126	3,545

Operating income (loss)	$13,609	$13,693	$(84)	$13,693	$(9,274)	$22,967

Operating volumes:
Gathering volumes (MDth/d):	708	247	461	247	24	223
Compression volumes (MDth/d):	435	51	384	51	—	51
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Total operating revenues. The $36.6 million increase in total operating revenues was mainly the result of a 187% period over period increase in affiliate gathering volumes between the Exploration and Production segment and the Rice Midstream Holdings segment, as well as an increase in third-party gathering volumes, which include revenues associated with the contracts for Strike Force Midstream.
Midstream operation and maintenance. Midstream operation and maintenance expense increased $0.9 million primarily due to pipeline maintenance expenses associated with Strike Force Midstream, which began operations in February 2016.
Impairment of fixed assets. The $20.3 million impairment expense in 2016 was primarily related to pipeline assets that were decommissioned.
General and administrative expense. The $7.7 million increase in segment general and administrative expense year-over-year (before equity compensation expense) was primarily attributable to costs associated with personnel to support the Rice Midstream Holdings segment. Included in general and administrative expense is stock compensation expense of $5.0 million and $1.0 million for the years ended December 31, 2016 and December 31, 2015, respectively. The increase was due to an increase in the allocation of our equity-based compensation expense to the Rice Midstream Holdings segment related to awards made under our equity-based compensation plans in 2016.
DD&A. The $3.0 million increase in DD&A year-over-year was primarily the result of an increase in midstream assets placed in service in 2016 as compared to 2015 and the related depreciation on those assets. As of December 31, 2016, the Rice Midstream Holdings segment had 92 miles of gathering system pipelines, a 71% increase from December 31, 2015 primarily due to the addition of gathering system pipeline assets associated with Strike Force Midstream.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Total operating revenues. The $26.5 million increase in total operating revenues year-over-year was mainly the result of an increase in volumes associated with the gathering contracts between the Exploration and Production segment and Rice Midstream Holdings segment (that were not in place for substantially all of 2014).

Midstream operation and maintenance. Midstream operation and maintenance expense increased $2.0 million year-over-year which primarily related to contract labor and maintenance costs.
Incentive unit expense. Incentive unit expense is allocated to the Rice Midstream Holdings segment based on our estimate of the expense attributable to the Rice Midstream Holdings segment’s operations. The $5.3 million decrease in incentive unit expense year-over-year is consistent with the decrease in incentive unit expense to us.
General and administrative expense. The $3.1 million increase in segment general and administrative expense year-over-year was primarily attributable to costs associated with the additions of personnel to support our growth activities and related salary and employee benefits. Included in general and administrative expense is stock compensation expense of $1.0 million and $0.2 million for the years ended December 31, 2015 and December 31, 2014, respectively.
DD&A. The $2.6 million increase in DD&A year-over-year was primarily the result of an increase in midstream assets placed in service in 2015 as compared to 2014 and the related depreciation on those assets.
Rice Midstream Partners Segment

	Year Ended December 31,			Year Ended December 31,
(in thousands, except volumes)	2016	2015	Change	2015	2014	Change
Operating revenues:
Gathering revenues	$116,294	$75,714	$40,580	$75,714	$6,448	$69,266
Compression revenues	15,805	1,497	14,308	1,497	—	1,497
Water services revenues	69,524	37,248	32,276	37,248	—	37,248
Total operating revenues	201,623	114,459	87,164	114,459	6,448	108,011

Operating expenses:
Midstream operation and maintenance	24,608	14,910	9,698	14,910	4,566	10,344
Incentive unit expense	—	1,044	(1,044)	1,044	13,480	(12,436)
General and administrative	21,613	17,895	3,718	17,895	11,922	5,973
Depreciation, depletion and amortization	25,170	16,399	8,771	16,399	4,165	12,234
Amortization of intangible assets	1,634	1,632	2	1,632	1,156	476
Acquisition costs	125	—	125	—	1,519	(1,519)
Other expense	1,531	543	988	543	207	336
Total operating expenses	74,681	52,423	22,258	52,423	37,015	15,408

Operating income (loss)	$126,942	$62,036	$64,906	$62,036	$(30,567)	$92,603

Operating volumes:
Gathering volumes (MDth/d):	983	647	336	647	378	269
Compression volumes (MDth/d):	572	64	508	64	—	64
Water services volumes (MMgal):	1,253	777	476	777	—	777
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Total operating revenues. Operating revenues increased from $114.5 million for the year ended December 31, 2015 to $201.6 million for the year ended December 31, 2016, an increase of $87.2 million. The increase in operating revenues primarily relates to increased gathering and compression revenues associated with a 52% and 794% increase in period over period gathering and compression throughput, respectively. In addition, the increase relates to a $32.3 million increase in water services revenues due to a 61% increase in fresh water distribution volumes from 777 MMgal in 2015 to 1,253 MMgal in 2016.
Midstream operation and maintenance. Total operation and maintenance expense increased from $14.9 million for the year ended December 31, 2015 to $24.6 million for the year ended December 31, 2016, an increase of $9.7 million. The increase was primarily due to on and off pad water transfer costs and water procurement, in addition to increased expenses following the Vantage Midstream Asset Acquisition, primarily associated with water transfer costs and pipeline maintenance costs.

Incentive unit expense. Incentive unit expense for the year ended December 31, 2015 of $1.0 million was allocated to the Water Assets by Rice Energy prior to their acquisition. No incentive unit expense was recorded for the year ended December 31, 2016.
General and administrative expense. General and administrative expense (before equity compensation expense) increased from $13.4 million for the year ended December 31, 2015 to $18.8 million for the year ended December 31, 2016, an increase of $5.4 million, or 40%. The increase year-over-year was primarily due to an increase in allocated costs associated with personnel and administrative expenses as the Rice Midstream Partners segment continues to grow. Included in general and administrative expense is equity compensation expense of $2.9 million and $4.5 million for the years ended December 31, 2016 and December 31, 2015, respectively.
Depreciation expense. Depreciation expense increased from $16.4 million for the year ended December 31, 2015 to $25.2 million for the year ended December 31, 2016, an increase of $8.8 million. The increase year-over-year was primarily due to additional assets placed into service in 2016, including assets related to gathering, compression and water handling and treatment services. For the year ended December 31, 2016, our gathering and water pipeline miles increased 40% and 15%, respectively.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Total operating revenues. The $108.0 million increase in total operating revenues year-over-year was mainly the result of the gathering and water service contracts between the Exploration and Production segment and the Rice Midstream Partners segment (that were not in place for substantially all of 2014) as well as an increase in volumes associated with existing third-party gathering contracts.
Midstream operation and maintenance. Midstream operation and maintenance expense for 2015 includes $9.0 million of expense relative to our fresh water services assets and $6.0 million of expense relative to our gathering assets. The $10.4 million increase in expense year-over-year was primarily due to contract labor and maintenance costs as well additional leases and utilities on compression equipment.
Incentive unit expense. Incentive unit expense of $1.0 million for the year ended December 31, 2015 was allocated to the Water Assets prior to their acquisition by RMP. Incentive unit expense of $13.5 million for the year ended December 31, 2014 was allocated to RMP’s gathering and compression assets prior to the RMP IPO and to the Water Assets.
General and administrative expense. The $6.0 million increase in segment general and administrative expense year-over-year was primarily attributable to the additions of personnel to support our growth activities and related salary and employee benefits. Included in general and administrative expense is equity compensation expense of $4.5 million and $0.8 million for the years ended December 31, 2015 and December 31, 2014, respectively.
DD&A. The $12.2 million increase in DD&A year-over-year was primarily the result of an increase in midstream assets placed in service in 2015 as compared to 2014 and the related depreciation on those assets.
Outlook
During recent years, the oil and natural gas industry experienced a significant decrease in commodity prices driven by a global supply/demand imbalance for oil and an oversupply of natural gas in the United States as a result of increased productivity and warm winters. Our revenues, operating results, cash flows from operations, capital spending and future growth rates are highly dependent on the global commodity-price markets, which affect the value we receive from sales of our natural gas. While commodity price volatility has continued into 2017, we believe the long-term outlook for our business is favorable due to our low cost structure, technological advances, financial strengths, risk management, responsible capital allocation and development strategic capital.
Natural gas prices have historically been volatile and may fluctuate widely in the future due to a variety of factors, including, but not limited to, prevailing economic conditions, supply and demand of hydrocarbons in the marketplace and geopolitical events such as wars or natural disasters. For example, the Henry Hub spot market price had rose from a low of $1.49 per MMBtu on March 4, 2016 to a high of $3.80 per MMBtu on December 7, 2016. In the future, we expect to be increasingly subject to fluctuations in oil and NGL prices. Sustained periods of low commodity prices could materially and adversely affect our financial condition, our results of operations, the quantities of natural gas that we can economically produce and our ability to access capital.
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
Our future success in growing proved reserves and production will be highly dependent on the capital resources available to us. In 2017, we plan to invest $1,890.0 million in our operations, including $585.0 million for drilling and completion in the Marcellus Shale, $450.0 million for drilling and completion in the Utica Shale, $225.0 million for leasehold acquisitions and $630.0 million for midstream infrastructure development, including $315.0 million expected to be invested by each RMP and Midstream Holdings, respectively. We expect to fund our 2017 capital expenditures with cash on hand, cash generated by operations and borrowings under our revolving credit facilities. Our 2017 capital budget may be further adjusted as business conditions warrant. The amount, timing and allocation of capital expenditures is largely discretionary and within our control. If natural gas prices decline to levels below our acceptable levels, or costs increase to levels above our acceptable levels, we could choose to defer a significant portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe will have the highest expected rates of return and potential to generate near-term cash flow. We routinely monitor and adjust our capital expenditures in response to changes in commodity prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flow and other factors both within and outside our control.
Our 2017 capital budget reflects a continuation of the strategy we employed in 2016. We believe that we will be able to fully fund the capital expenditures of our Exploration and Production segment with cash on hand, cash flows from operations and borrowings under our Senior Secured Revolving Credit Facility. Furthermore, we believe that we will be able to fully fund the capital expenditures of our Rice Midstream Holdings and Rice Midstream Partners segments with borrowings under our revolving credit facilities, cash flows from operations and cash on hand.
We will continue to evaluate the natural gas price environments and may adjust our capital spending plans to maintain appropriate levels of liquidity and financial flexibility.
Our revenues, cash flow from operations and future growth depend substantially on factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy.
We believe that cash on hand, operating cash flows, and available borrowings under our revolving credit facilities will be sufficient to meet our current cash requirements, including normal operating needs, debt service obligations, capital expenditures, and commitments and contingencies. However, to the extent that we consider market conditions favorable, we may access the capital markets to raise capital from time to time to fund acquisitions or future capital expenditures, pay down our Senior Secured Revolving Credit Facility and for general working capital purposes. See “—Debt Agreements” below for additional details on our outstanding borrowings and available liquidity under our various financing arrangements.
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
The table below reflects Rice Energy’s credit rating for debt instruments as of December 31, 2016.

Rating Service	Senior Unsecured Notes	Outlook
Moody’s Investors Service (“Moody’s)	B3	Stable
Standard & Poor’s Rating Service (“S&P)	BB-	Stable
Cash Flow Provided by Operating Activities
Net cash provided by operating activities was $485.9 million for the year ended December 31, 2016, compared to $413.0 million of net cash provided by operating activities for the year ended December 31, 2015. The increase in operating cash flow was primarily due to an increase in production in 2016 and cash receipts on settled derivatives, net of increases in cash operating costs, interest expense and a decrease in commodity price.
Net cash provided by operating activities was $413.0 million for the year ended December 31, 2015 compared to $85.1 million of net cash used in operating activities for the year ended December 31, 2014. The increase in operating cash flow was primarily due to an increase in production in 2015 and cash receipts on settled derivatives, offset by an increase in cash operating expenses and interest expense.
Cash Flow Used in Investing Activities
During the year ended December 31, 2016 cash flows used in investing activities was $1,917.6 million, which was primarily associated with the Vantage Acquisition and the acquisition and development of our natural gas properties compared to $1,217.0 million for the year ended December 31, 2015, which primarily included capital expenditures for property and equipment.
Capital expenditures for exploration and production were $690.2 million and $869.1 million for the years ended December 31, 2016 and 2015, respectively. The decrease of $178.9 million was primarily attributable to a decrease in the acquisition and development of our natural gas properties.
Capital expenditures for the Rice Midstream Holdings segment totaled $110.9 million and $156.0 million for the years ended December 31, 2016 and 2015, respectively. The decrease of $45.1 million was due to a decrease in capital expenditures for Rice Olympus Midstream LLC’s midstream infrastructure, offset by an increase in capital expenditures for Strike Force Midstream infrastructure.
Capital expenditures for the Rice Midstream Partners segment totaled $118.1 million and $248.5 million for the years ended December 31, 2016 and 2015, respectively. The decrease of $130.4 million was attributable to a greater focus on capital expenditures for compression stations and well pad connects rather than the build out of our trunk lines.
During the year ended December 31, 2015 cash flows used in investing activities was $1,217.0 million, which primarily included capital expenditures for property and equipment compared to $1,481.5 million for the year ended December 31, 2014 related to $970.3 million of capital expenditures for property and equipment and $524.1 million related to acquisition activity.
Capital expenditures for the Exploration and Production segment were $869.1 million and $693.1 million for the years ended December 31, 2015 and 2014, respectively. The increase of $176.0 million was primarily attributable to the acquisition and development of our natural gas properties.
Capital expenditures for the Rice Midstream Holdings segment totaled $156.0 million and $107.3 million for the years ended December 31, 2015 and 2014, respectively. The increase of $48.7 million was due to the expansion of our midstream infrastructure year-over-year.
Capital expenditures for the Rice Midstream Partners segment totaled $248.5 million and $169.8 million for the years ended December 31, 2015 and 2014, respectively. The decrease of $78.7 million was due to a midstream acquisition in 2014 with no comparable acquisition in 2015.
Cash Flow Provided by Financing Activities
Net cash provided by financing activities of $1,749.8 million during the year ended December 31, 2016 was primarily associated with proceeds from our September 2016 and the April 2016 equity offering, proceeds from the Partnership’s June 2016 offering and proceeds from the Partnership’s at-the-market common unit offering program (the “ATM program”), offset by net repayments on our revolving credit facilities, and distributions to the Partnership’s public unitholders. Net cash provided by financing activities of $699.8 million during the year ended December 31, 2015 was primarily the result of the proceeds from our 2023 Notes offering, borrowings on the Midstream Holdings Revolving Credit Facility (defined below) and the RMP

Revolving Credit Facility (defined below), as well as proceeds from the Private Placement (defined below) offset by distributions to the RMP’s public unitholders. Net cash provided by financing activities of $1,620.9 million during the year ended December 31, 2014 was primarily the result of the proceeds from our IPO, the 2022 Notes offering, the RMP IPO and the August 2014 equity offering, which was partially offset by repayments of debt.
Debt Agreements
Senior Notes
We have $900.0 million in aggregate principal amount of 2022 Notes outstanding. The 2022 Notes will mature on May 1, 2022, and interest is payable on the 2022 Notes on each May 1 and November 1. At any time prior to May 1, 2017, we may redeem up to 35% of the 2022 Notes at a redemption price of 106.25% of the principal amount, plus accrued and unpaid interest, with the proceeds of certain equity offerings so long as the redemption occurs within 180 days of completing such equity offering and at least 65% of the aggregate principal amount of the 2022 Notes remains outstanding after such redemption. Prior to May 1, 2017, we may redeem some or all of the 2022 Notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest. Upon the occurrence of a change of control, unless we have given notice to redeem the 2022 Notes, the holders of the 2022 Notes will have the right to require us to repurchase all or a portion of the 2022 Notes at a price equal to 101% of the aggregate principal amount of the 2022 Notes, plus any accrued and unpaid interest. On and after May 1, 2017, we may redeem some or all of the 2022 Notes at redemption prices (expressed as percentages of principal amount) equal to 104.688% for the twelve-month period beginning on May 1, 2017, 103.125% for the twelve-month period beginning May 1, 2018, 101.563% for the twelve-month period beginning on May 1, 2019 and 100.000% beginning on May 1, 2020, plus accrued and unpaid interest.
We have $400.0 million in aggregate principal amount of the 2023 Notes outstanding. The 2023 Notes will mature on May 1, 2023, and interest is payable on the 2023 Notes on each May 1 and November 1. At any time prior to May 1, 2018, we may redeem up to 35% of the 2023 Notes at a redemption price of 107.250% of the principal amount, plus accrued and unpaid interest, with the proceeds of certain equity offerings so long as the redemption occurs within 180 days of completing such equity offering and at least 65% of the aggregate principal amount of the 2023 Notes remains outstanding after such redemption. Prior to May 1, 2018, we may redeem some or all of the notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest. Upon the occurrence of a change of control (as defined in the indenture governing the 2023 Notes), unless we have given notice to redeem the 2023 Notes, the holders of the 2023 Notes will have the right to require us to repurchase all or a portion of the 2023 Notes at a price equal to 101% of the aggregate principal amount of the 2023 Notes, plus any accrued and unpaid interest. On or after May 1, 2018, we may redeem some or all of the 2023 Notes at redemption prices (expressed as percentages of principal amount) equal to 105.438% for the twelve-month period beginning on May 1, 2018, 103.625% for the twelve-month period beginning May 1, 2019, 101.813% for the twelve-month period beginning on May 1, 2020 and 100.000% beginning on May 1, 2021, plus accrued and unpaid interest.
The indentures governing the Notes restrict our ability and the ability of certain of our subsidiaries to: (i) incur or guarantee additional debt or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire our capital stock or subordinated debt; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; (vii) transfer and sell assets; and (viii) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications. If at any time when the Notes are rated investment grade and no default has occurred and is continuing, many of such covenants will terminate and we and our subsidiaries will cease to be subject to such covenants.
On October 19, 2016, we entered into supplemental indentures that provide for, among other things, the addition of Rice Energy Operating as a co-obligor under each indenture.
Senior Secured Revolving Credit Facility
In April 2013, we entered into a Senior Secured Revolving Credit Facility. In April 2014, we, as borrower, and Rice Drilling B, as predecessor borrower, amended and restated the credit agreement governing the Senior Secured Revolving Credit Facility to, among other things, assign all of the rights and obligations of Rice Drilling B LLC as borrower under the Senior Secured Revolving Credit Facility to us.
In connection with the closing of the Vantage Acquisition on October 19, 2016, we entered into the Fourth Amended and Restated Credit Agreement (the “A&R Credit Agreement”), effective upon the closing of the Vantage Acquisition to, among other things, (i) permit the completion of the Vantage Acquisition, (ii) extend the maturity date of the credit facility from January 29, 2019 to October 19, 2021, (iii) increase the borrowing base from $875.0 million to $1.0 billion without giving effect to the oil and gas properties acquired pursuant to the Vantage Acquisition, (iv) provide for the assignment of our rights and obligations as borrower under the Senior Secured Revolving Credit Facility to Rice Energy Operating, and the addition of us as a guarantor of those obligations, (v) increase the minimum required mortgage percentage (as it applies to proved reserves) to be 85% of proved reserves, (vi) amend the restricted payments covenant to permit certain distributions by Rice Energy Operating to its members, (vii) replace the interest coverage ratio with a consolidated total leverage ratio or consolidated net leverage ratio, as applicable, to commence with the last day of the fiscal quarter ended December 31, 2016, and (viii) adjust the interest rate payable on amounts borrowed thereunder (as described below).
On December 19, 2016, Rice Energy Operating, as borrower, and we, as predecessor borrower, entered into the First Amendment to the A&R Credit Agreement (the “First Amendment”). The lenders under the First Amendment completed an Interim Redetermination (as defined in the A&R Credit Agreement) of the borrowing base to give effect to the Pennsylvania oil and gas properties acquired in the Vantage Acquisition, and, upon the effectiveness of the First Amendment and such Interim Redetermination, our borrowing base and the elected commitment amounts of the lenders under the Senior Secured Revolving Credit Facility increased from $1.0 billion to $1.45 billion.
As of December 31, 2016, the borrowing base under the A&R Credit Agreement was $1.45 billion and the sublimit for letters of credit was $400.0 million. We had no borrowings outstanding and $240.9 million in letters of credit outstanding under the A&R Credit Agreement as of December 31, 2016, resulting in availability of $1.21 billion. The next redetermination of the borrowing base is scheduled for April 2017.
Following the effectiveness of the A&R Credit Agreement, Eurodollar loans under the Senior Secured Revolving Credit Facility bear interest at a rate per annum equal to LIBOR plus an applicable margin ranging from 225 to 325 basis points, depending on the percentage of borrowing base utilized, and base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 125 to 225 basis points, depending on the percentage of borrowing base utilized.
As of December 31, 2016, the Senior Secured Revolving Credit Facility was secured by liens on at least 85% of the proved oil and gas reserves of us and our subsidiaries (other than any subsidiary that is designated as an unrestricted subsidiary, including Midstream Holdings and its subsidiaries), as well as significant unproved acreage and substantially all of the personal property of us and such restricted subsidiaries, and the Senior Secured Revolving Credit Facility is guaranteed by such restricted subsidiaries.
The A&R Credit Agreement requires us to maintain certain financial ratios, which are measured at the end of each calendar quarter:

•
a consolidated current ratio, which is the ratio of consolidated current assets (including unused commitments under the A&R Credit Agreement and excluding non-cash derivative assets) to consolidated current liabilities (excluding current maturities under the A&R Agreement), of not less than 1.0 to 1.0; or (b) if no borrowings are then outstanding; and

•
a consolidated leverage ratio, which is (a) if borrowings are outstanding under the A&R Credit Agreement on the last day of such calendar quarter, the ratio of consolidated total funded debt to EBITDAX (as such term is defined in the A&R Credit Agreement) of not more than 4.0 to 1.0; and

•	the ratio of consolidated net funded debt to EBITDAX (as such term is defined in the A&R Credit Agreement) of not more than 4.0 to 1.0.
We were in compliance with such covenants and ratios as of December 31, 2016.
Midstream Holdings Revolving Credit Facility
On December 22, 2014, Midstream Holdings entered into a revolving credit facility (the “Midstream Holdings Revolving Credit Facility”) with Wells Fargo Bank, N.A. (“Wells Fargo”), as administrative agent, and a syndicate of lenders with a maximum credit amount of $300.0 million and a sublimit for letters of credit of $25.0 million. As of December 31, 2016, Midstream Holdings had $53.0 million of borrowings outstanding and no letters of credit outstanding, resulting in availability of $247.0 million. The average daily outstanding balance of the Midstream Holdings Revolving Credit Facility was approximately $27.1 million, and interest was incurred on the facility at a weighted average annual interest rate of 5.6% during 2016. The Midstream Holdings Revolving Credit Facility is available to fund working capital requirements and capital expenditures and to purchase assets and matures on December 22, 2019.
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
The Midstream Holdings Revolving Credit Facility is secured by mortgages and other security interests on substantially all of the properties of, and guarantees from, Midstream Holdings and its restricted subsidiaries (which do not include RMP or Rice Midstream Management LLC, a Delaware limited liability company and the general partner of RMP or Rice Energy and its subsidiaries other than Midstream Holdings).
The Midstream Holdings Revolving Credit Facility limits Midstream Holdings’ and its restricted subsidiaries’ ability to, among other things: incur or guarantee additional debt; redeem or repurchase units or make distributions under certain circumstances; make certain investments and acquisitions; incur certain liens or permit them to exist; enter into certain types of transactions with affiliates; merge or consolidate with another company; and transfer, sell or otherwise dispose of assets.
The Midstream Holdings Revolving Credit Facility will also require Midstream Holdings to maintain the following financial ratios:

•
an interest coverage ratio, which is the ratio of Midstream Holdings’ consolidated EBITDA (as defined within the Midstream Holdings Revolving Credit Facility) to our consolidated current interest expense of at least 2.50 to 1.0 at each end of each fiscal quarter; and

•	a consolidated total leverage ratio, which is the ratio of consolidated debt to consolidated EBITDA, of not more than 4.25 to 1.0.
The Midstream Holdings Revolving Credit Facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Midstream Holdings Revolving Credit Facility to be immediately due and payable. Midstream Holdings was in compliance with its covenants and ratios effective as of December 31, 2016.
RMP Revolving Credit Facility
On December 22, 2014, Rice Midstream OpCo entered into a revolving credit facility (the “RMP Revolving Credit Facility”) with Wells Fargo, as administrative agent, and a syndicate of lenders. The RMP Revolving Credit Facility provides for lender commitments of $450.0 million with an additional $200.0 million of commitments available under an accordion feature, subject to lender approval. The RMP Revolving Credit Facility provides for a letter of credit sublimit of $50.0 million. In connection with RMP’s completion of the Vantage Midstream Asset Acquisition, on October 19, 2016, Rice Midstream OpCo entered into a second amendment (the “Second Amendment”) to its credit agreement to, among other things, (i) permit the completion of the Vantage Midstream Asset Acquisition, (ii) increase RMP’s ability to borrow under the facility from $450.0 million to $850.0 million, without exercise of any portion of the $200.0 million accordion feature and (iii) adjust the interest rate payable on amounts borrowed thereunder (as described below).
As of December 31, 2016, Rice Midstream OpCo had $190.0 million of borrowings outstanding and no letters of credit under this facility, resulting in availability of $660.0 million. The average daily outstanding balance of the RMP Revolving Credit Facility was approximately $110.0 million and interest was incurred on the facility at a weighted average annual interest rate of 4.7% during 2016. The RMP Revolving Credit Facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes. The RMP Revolving Credit Facility matures on December 22, 2019. RMP and its restricted subsidiaries are the guarantors of the obligations under the credit facility.
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
The RMP Revolving Credit Facility limits the ability of RMP and its restricted subsidiaries to, among other things: incur or guarantee additional debt; redeem or repurchase units or make distributions under certain circumstances; make certain investments and acquisitions; incur certain liens or permit them to exist; enter into certain types of transactions with affiliates; merge or consolidate with another company; and transfer, sell or otherwise dispose of assets.
The RMP Revolving Credit Facility also requires RMP to maintain the following financial ratios:

•
an interest coverage ratio, which is the ratio of RMP’s consolidated EBITDA (as defined within the revolving credit facility) to its consolidated current interest expense of at least 2.50 to 1.0 at the end of each fiscal quarter;

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

The RMP Revolving Credit Facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the RMP Revolving Credit Facility to be immediately due and payable. RMP was in compliance with its covenants and ratios effective as of December 31, 2016.
Midstream Holdings Investment
On February 17, 2016, the Company, Midstream Holdings and GP Holdings entered into a securities purchase agreement (the “Securities Purchase Agreement”) with EIG Energy Fund XVI, L.P., EIG Energy Fund XVI-E, L.P., and EIG Holdings (RICE) Partners, LP (collectively, the “Purchasers”) pursuant to which (i) Midstream Holdings agreed to issue and sell 375,000 Series B Units (“Series B Units”) with an aggregate liquidation preference of $375.0 million and (ii) GP Holdings agreed to issue and sell common units representing an 8.25% limited partner interest in GP Holdings (“GP Common Units”) for aggregate consideration of $375.0 million in a private placement (the “Midstream Holdings Investment”) exempt from the registration requirements under the Securities Act. In conjunction with the Securities Purchase Agreement, Midstream Holdings issued 1,000 Series A Units to Rice Energy Operating. The Midstream Holdings Investment closed on February 22, 2016 (the “Closing Date”).
After September 30, 2016 and prior to the eighteen-month anniversary of the Closing Date, upon the satisfaction of certain financial and operational metrics, Midstream Holdings has the right to require the Purchasers to purchase additional Series B Units and GP Holdings common units (“GP Common Units”) on the terms set forth above. Midstream Holdings may require the Purchasers to purchase at least $25.0 million of additional units on up to three occasions, up to a total aggregate amount of $125.0 million. Pursuant to the Securities Purchase Agreement, Midstream Holdings is required to pay the Purchasers a quarterly cash commitment fee of 2.0% per annum on any undrawn amounts of the additional $125.0 million commitment. Midstream Holdings used approximately $75.0 million of the proceeds to reduce outstanding borrowings under its credit facility and to pay transaction fees and expenses, and the remaining $300.0 million was distributed to us.
April 2016 Equity Offering
On April 15, 2016, we issued and completed the April 2016 Equity Offering of an aggregate of 34,337,725 shares of common stock at a price to the public of $16.35 per share, which included 20,000,000 shares sold by us and 9,858,891 shares sold by NGP Holdings. On April 21, 2016, NGP Holdings sold an additional 4,478,834 shares of common stock pursuant to the exercise of the underwriter’s option to purchase additional shares. After deducting underwriting discounts and commissions of $15.0 million and transaction costs, we received net proceeds of $311.8 million. We received no proceeds from the sale of shares by NGP Holdings. We used the net proceeds for general corporate purposes.
June 2016 Common Unit Offering
On June 13, 2016, RMP completed an underwritten public offering of an aggregate of 9,200,000 common units representing limited partner interests in RMP at a price to the public of $18.50 per unit, which included 1,200,000 common units sold pursuant to the exercise of the underwriters’ option to purchase additional units. After deducting underwriting discounts and commissions of approximately $6.0 million and transaction costs, RMP received net proceeds of approximately $164.1 million.

RMP used a portion of the net proceeds to repay outstanding debt and intends to use the remainder for general partnership purposes, including the repayment of debt, acquisitions and capital expenditures.
September 2016 Equity Offering
On September 30, 2016, we issued and completed the September 2016 Equity Offering of an aggregate of 40,000,000 shares of common stock at a price to the public of $25.50 per share. On October 11, 2016, we sold an additional 6,000,000 shares of common stock pursuant to the exercise of the underwriters’ option to purchase additional shares of common stock in connection with the September 2016 Equity Offering. After deducting underwriting discounts and commissions of approximately $17.9 million and transaction costs, we received net proceeds of approximately $1.2 billion, which includes proceeds from the exercised underwriters’ option. We used the net proceeds from the offering to fund a portion of the Vantage Acquisition. We will use any remaining proceeds for general corporate purposes. See Note 13 for additional information.
Private Placement
On October 7, 2016, RMP issued 20,930,233 common units representing limited partner interests in RMP in a private placement for gross proceeds of approximately $450.0 million, or $21.50 per unit (the “Private Placement”). After deducting underwriting discounts and commissions of $9.4 million, RMP received net proceeds of $440.6 million. RMP primarily used the proceeds of the Private Placement to fund a portion of the Vantage Midstream Asset Acquisition. The Private Placement closed on October 7, 2016. As a result of the Private Placement, as of December 31, 2016, GP Holdings owned approximately 28% of RMP, consisting of 3,623 common units, 28,753,623 subordinated units and all of the incentive distribution rights.
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
Our hedging activities are intended to support natural gas prices at targeted levels and to manage our exposure to natural gas price fluctuations. The counterparty is required to make a payment to us for the difference between the floor price specified in the contract and the settlement price, which is based on market prices on the settlement date, if the settlement price is below the floor price. We are required to make a payment to the counterparty for the difference between the ceiling price and the settlement price if the ceiling price is below the settlement price. These contracts may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty and zero cost collars that set a floor and ceiling price for the hedged production. For a description of our commodity derivative contracts, please see Notes 5 and 6 under Item 8 in the notes to the consolidated financial statements. We do not designate our current portfolio of commodity derivative contracts as hedges for accounting purposes. Therefore, changes in fair value of these derivative instruments are recognized in earnings. Please read “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional discussion of our commodity derivative contracts.
By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have derivative instruments in place with six different counterparties. As of December 31, 2016, our contracts with JP Morgan Chase Bank, N.A. (“JP Morgan”), Wells Fargo Bank, N.A. (“Wells Fargo”) and Bank of Montreal accounted for 24%, 19% and 19% of the net fair market value of our derivative assets, respectively. We are not required to provide credit support or collateral to Wells Fargo under current contracts, nor are they required to provide credit support or collateral to us. As of December 31, 2016 we did not have any past due receivables from counterparties.
Contractual Obligations. A summary of our contractual obligations as of December 31, 2016 is provided in the following table.

	Payments due by period For the Year Ended December 31,
(in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Senior Notes Due 2022	$56,250	$56,250	$56,250	$56,250	$56,250	$918,750	$1,200,000
Senior Notes Due 2023	29,000	29,000	29,000	29,000	29,000	438,667	583,667
Midstream Holdings Revolving Credit Facility	—	—	53,000	—	—	—	53,000
RMP Revolving Credit Facility	—	—	190,000	—	—	—	190,000
Drilling rig commitments (1)	27,694	8,969	—	—	—	—	36,663
Frac sand commitments	15,150	15,150	15,432	—	—	—	45,732
Gathering and firm transportation	165,638	240,719	233,990	233,741	233,369	3,809,811	4,917,268
Lease obligations	22,782	8,549	617	71	—	—	32,019
Water infrastructure	—	—	—	—	—	29,215	29,215
Asset retirement obligations (2)	2,341	324	77	—	29	798,744	801,515
Other	6,376	6,126	5,370	4,009	3,747	36,252	61,880
Total	$325,231	$365,087	$583,736	$323,071	$322,395	$6,031,439	$7,950,959

(1)
As of December 31, 2016, we had three horizontal drilling rigs under contract, two of which expire in 2017 and one of which expires in 2018. We also have one tophole drilling rig under contract, which expires in 2018. Any other rig performing work for us is done on a well-by-well basis and therefore can be released without penalty at the conclusion of drilling on the current well. These types of drilling obligations have not been included in the table above. The values in the table represent the gross amounts that we are committed to pay as operator. However, we will record in our consolidated financial statements our proportionate share of the amounts shown based on our working interest.

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
Natural Gas Properties
We use the successful efforts method of accounting for natural gas-producing activities. Costs to acquire mineral interests in natural gas properties are capitalized as unproved properties whereas costs to drill and equip exploratory wells that result in proved reserves are capitalized as proved properties. Costs to drill exploratory wells that do not identify proved reserves as well as geological and geophysical costs and costs of carrying and retaining unproved properties are expensed. The sale of a partial interest in our proved properties is accounted as a recovery of cost, and we do not recognize gain or loss as long as the units of production amortization rate is not significantly affected. A gain or loss is recognized for the sale of all other producing properties.
Capitalized costs of unproved properties are evaluated at least annually for recoverability on a prospective basis. This evaluation includes consideration of current economic conditions, changes in development plans or business strategy, expected lease expirations and historical experience. If it is determined that it is unlikely for an unproved property to yield proved reserves prior to lease expiration, an impairment of the respective unproved property is recognized in the period in which that determination is made. For the year ended December 31, 2016, we recognized $20.9 million of impairment expense in the consolidated statement of operations related to lease expirations on non-core assets. In addition, for the year ended December 31, 2016, we recognized $13.5 million of leasehold write-offs included in exploration expense in the consolidated statement of operations. For the year ended December 31, 2015, we recognized $7.3 million of impairment expense in the consolidated statement of operations, primarily the result of changes in the Company’s development plans and lease expirations. Upon the sale of an entire interest in an unproved property for cash, a gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained unless the proceeds received are in excess of the cost basis which would result in gain on sale.
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
The carrying values of our proved properties are reviewed periodically when events or circumstances indicate that the remaining carrying amount may not be recoverable. This evaluation is performed at the lowest levels for which there are identifiable cash flows that are largely independent of other groups of assets by comparing estimated undiscounted cash flows to the carrying value and including risk-adjusted probable and possible reserves, if deemed reasonable. Key assumptions utilized in determining the estimated undiscounted future cash flows include future development plans, estimated production from reserves, future natural gas market prices adjusted for firm transportation and basis differentials, and future operating and capital costs. If the carrying value of proved properties exceeds the estimated undiscounted future cash flows, they are written down to fair value. Fair value of proved properties is estimated by discounting the estimated future cash flows using discount rates and consideration of expected assumptions that would be used by a market participant. During 2016, the Company performed a recoverability test on its proved properties. No impairment was recorded as a result of the recoverability test. Due to the significant decline in commodity prices in 2015, there were indications that the carrying values of certain proved properties may not be fully recoverable when compared to their fair value. We determined that the carrying value of Upper Devonian proved properties was not fully recoverable utilizing a discount rate of 12%. As a result, we recognized $10.9 million of impairment expense in the consolidated statement of operations to write-down such proved properties to fair value of $7.3 million. The estimated undiscounted future cash flows of Marcellus and Utica proved properties, which significantly exceeded their carrying values and were not sensitive to significant assumptions. However, actual future results could differ from our current estimates and assumptions as future natural gas market prices are often volatile and other significant assumptions are highly judgmental and difficult to predict. Due to this uncertainty, we are unable to predict if impairment charges will be recognized in any future period.
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
Midstream Properties
Our other properties primarily consist of gathering and water pipelines and impoundment facilities and is stated at the lower of historical cost less accumulated depreciation, or fair value, if impaired. We capitalize construction-related direct labor and material costs. Maintenance and repair costs are expensed as incurred.
Depreciation is computed over the asset’s estimated useful life using the straight-line method, based on estimated useful lives and salvage values of assets. Gathering pipelines and compressor stations are depreciated over a useful life of 60 years and water assets are depreciated over a useful life of 10 to 15 years. Uncertainties that may impact these estimates include, among others, changes in laws and regulations relating to environmental matters, including air and water quality, restoration and abandonment requirements, economic conditions and supply and demand in the area. When assets are placed into service, management makes estimates with respect to useful lives and salvage values that management believes are reasonable. However, subsequent events could cause a change in estimates, thereby impacting future depreciation amounts.
The carrying value of long-lived assets other than proved and unproved oil and gas properties are reviewed by us whenever events or changes in circumstances indicate that a potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of those assets in operations. When a potential impairment has occurred, an impairment write-down is recorded if the carrying value of the long-lived asset exceeds its fair value. Such valuations include estimations of fair values and incremental direct costs to transact a sale. If we commit to a plan to dispose of a long-lived asset before the end of its previously estimated useful life, estimated cash flows are revised accordingly and we may be required to record an asset impairment write-down. During 2016, the Rice Midstream Holdings segment decommissioned and recorded impairment related to pipeline assets of $20.3 million.
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
Asset Retirement Obligations
We record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. For gas properties, this is the period in which a gas well is acquired or drilled. Our retirement obligations relate to the abandonment of gas-producing facilities and include costs to reclaim drilling sites and dismantle and relocate or dispose of water services assets, wells, and related structures. Estimates are based on historical experience in plugging and abandoning wells and estimated remaining lives of those wells based on reserve estimates.
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

Goodwill
Goodwill is the cost of an acquisition less the fair value of the identifiable net assets of the acquired business. We evaluate goodwill for impairment at least annually during the fourth quarter, or whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A reporting unit is an operating segment or a component of an operating segment for which discrete financial information is available and reviewed by management on a regular basis. In 2014, $39.1 million of goodwill was allocated to the Rice Midstream Partners segment as a result of the acquisition of the remaining 50% interest in Alpha Natural Resources, Inc. in its Marcellus joint venture. In 2016, as a result of the Vantage Acquisition, $384.5 million and $455.4 million of goodwill was allocated to the Exploration and Production segment and the Rice Midstream Partners segment, respectively.
We may first consider qualitative factors to assess whether there are indicators that it is more likely than not that the fair value of a reporting unit may not exceed its carrying amount. To the extent that such indicators exist, we would complete the two-step goodwill impairment test. We may also perform the two-step goodwill impairment test at our discretion without performing the qualitative assessment. The first step compares the fair value of a reporting unit to its carrying value. If the carrying amount of a reporting unit exceeds its fair value, the second step is required which compares the implied fair value of the goodwill of a reporting unit to its carrying value. If the carrying value of the goodwill of a reporting unit exceeds its implied fair value, the difference is recognized as an impairment charge. We use a combination of an income and market approach to estimate the fair value of a reporting unit. The fair value estimation process requires considerable judgment and determining the fair value is sensitive to changes in assumptions impacting management’s estimates of future financial results. Although we believe the estimates and assumptions used in estimating the fair value are reasonable and appropriate, different assumptions and estimates could materially impact the calculated fair value. Additionally, future results could differ from our current estimates and assumptions.
Our fourth quarter 2016 annual test included the assessment of factors to determine whether it was more likely than not that the fair value of each reporting unit is less than its carrying value. The qualitative assessment encompassed a review of events and circumstances specific to the reporting units with goodwill as well as circumstances specific to the entity as a whole. Our qualitative assessment considered, among other things, factors such as macroeconomic conditions, industry and market considerations, including changes in our stock price and market multiples, projected financial performance, cost factors, changes in carrying values and other relevant factors. In considering the totality of the qualitative factors assessed, based on the weight of evidence, circumstances did not exist that would indicate it was more likely than not that goodwill was impaired. Accordingly, we did not perform a two-step quantitative analysis and, accordingly, no impairment was recorded.
For the year ended December 31, 2015, we elected the option to default immediately to the first step of the annual goodwill impairment test. The results of the first step indicated that the carrying value of the Exploration and Production reporting unit exceeded its fair value. Due to the result of step one of the annual goodwill impairment test for the Exploration and Production reporting unit, we performed the second step of the goodwill impairment analysis comparing the implied fair value of the reporting unit’s goodwill to its carrying amount and determined that such goodwill was fully impaired. As a result, we recorded an impairment charge of $294.9 million to eliminate the carrying value of goodwill of the Exploration and Production reporting unit at December 31, 2015. Management considered the negative industry and market trends, including the decline in commodity prices and overall market performance of our peers and us, to be the primary reasons of impairment.
No impairment was recorded for the year ended December 31, 2014.
Income Taxes
We are a corporation under the Internal Revenue Code subject to federal income tax at a statutory rate of 35% of pretax earnings and, as such, our future income taxes will be dependent upon our future taxable income. We did not report any income tax benefit or expense for periods prior to the consummation of our IPO in January 2014 because Rice Drilling B, our accounting predecessor, is a limited liability company that was not and currently is not subject to federal income tax. The reorganization of our business into a corporation in connection with the closing of the IPO required the recognition of a deferred tax asset or liability for the initial temporary differences at the time of the IPO. The resulting deferred tax liability of approximately $162.3 million was recorded in equity at the date of the completion of the IPO as it represents a transaction among shareholders. Additionally, we have presented pro forma earnings per share for the year ended December 31, 2014 assuming a statutory rate as disclosed in the Consolidated Statements of Operations was applied for the full year ended December 31, 2014.
We follow ASC 740-10-25, which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. Only tax positions that meet the more likely than not recognition threshold are recognized. We did not have any uncertain tax positions as of December 31, 2016.

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
Business Combinations
Accounting for the acquisition of a business requires the identifiable assets and liabilities to be recorded at fair value. The purchase price is allocated to assets acquired and liabilities assumed based on their estimated fair values at the time of acquisition. Fair value is the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement is based on the assumptions of market participants and not those of the reporting entity. Therefore, entity-specific intentions do not impact the measurement of fair value.
The most significant assumptions involve the estimated fair values of the oil and gas properties acquired. The fair value of proved natural gas properties is determined using a risk-adjusted after-tax discounted cash flow analysis based upon significant inputs from our engineers and outside consultants. Critical assumptions and estimates include gas prices; projections of estimated quantities of natural gas reserves; projections of future rates of production; timing and amount of future development and operating costs; projected reserve recovery factors; and weighted average cost of capital. We estimate future prices to apply to the estimated reserve quantities acquired, and estimate future operating and development costs, to arrive at estimates of future net revenues. For estimated proved reserves, the future net revenues are then discounted using a rate determined appropriate at the time of the business combination based upon our cost of capital.
Unproved properties generally represent the value of probable and possible reserves related to undeveloped acreage. We utilize the guideline transaction method to estimate the fair value of unproved properties acquired in a business combination.
The current year Vantage Acquisition included substantial midstream activities. We allocate purchase prices to tangible long-lived midstream assets based upon the calculated fair value of midstream facilities and equipment, generally consisting of pipeline systems and compression stations. We estimate the fair value of these assets using the replacement cost approach which include certain assumptions including the replacement costs for similar assets.
The excess purchase price over the fair values of the net identifiable assets acquired is recorded as goodwill. Please see “Note 3—Acquisitions” in the notes of the consolidated financial statements under Item 8 of this Annual Report for further information regarding our current year acquisition of Vantage and certain assets from Murray Energy.
New Accounting Pronouncements
Please see “Item 8. Financial Statements—Notes to Consolidated Financial Statements—20. New Accounting Pronouncements” for further detail regarding new accounting pronouncements.
Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any off-balance sheet arrangements as defined by the SEC. In the ordinary course of business, we enter into various commitment agreements and other contractual obligations, some of which are not recognized in our consolidated financial statements in accordance with GAAP. See “Note 9—Commitments and Contingencies” in the notes of the consolidated financial statements under Item 8 of this Annual Report for a description of our commitments and contingencies.

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
As of December 31, 2016, we have entered into derivative instruments with various financial institutions, fixing the price we receive for a portion of our natural gas through December 31, 2021. Our commodity hedge position as of December 31, 2016 is summarized in Note 5 to our consolidated financial statements included elsewhere in the Annual Report. Our financial hedging activities are intended to support natural gas prices at targeted levels and to manage our exposure to price fluctuations.
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
As of December 31, 2016, we had no borrowings and approximately $240.9 million in letters of credit outstanding under our Senior Secured Revolving Credit Facility. As of December 31, 2016, we had availability under the borrowing base of our Senior Secured Revolving Credit Facility of approximately $1.21 billion and the borrowing base was $1.45 billion. We have a choice of borrowing in Eurodollars or at the base rate. Under the A&R Credit Agreement, Eurodollar loans bear interest at a rate per annum equal to LIBOR plus an applicable margin ranging from 225 to 325 basis points, depending on the percentage of our borrowing base utilized. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 125 to 225 basis points, depending on the percentage of our borrowing base utilized.
As of December 31, 2016, Midstream Holdings had $53.0 million in borrowings outstanding and no letters of credit under the Midstream Holdings Revolving Credit Facility. Midstream Holdings may elect to borrow in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 225 to 300 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 125 to 200 basis points, depending on the leverage ratio then in effect.

The average annual weighted interest rate incurred on the Midstream Holdings Revolving Credit Facility during 2016 was approximately 5.6%. A 1.0% increase in the applicable average interest rates for 2016 would have resulted in an estimated $0.3 million increase in interest expense.
As of December 31, 2016, Rice Midstream OpCo had $190.0 million borrowings outstanding and no letters of credit under the RMP Revolving Credit Facility. Rice Midstream OpCo has a choice of borrowing in Eurodollars or at the base rate. Following the effectiveness of the Second Amendment, Eurodollar loans will bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 200 to 300 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 100 to 200 basis points, depending on the leverage ratio then in effect.
The average annual weighted interest rate incurred on the RMP Revolving Credit Facility during 2016 was approximately 4.7%. A 1.0% increase in the applicable average interest rates for 2016 would have resulted in an estimated $1.1 million increase in interest expense.
As of December 31, 2016, we did not have any derivatives in place to mitigate the effects of interest rate risk. We may implement an interest rate hedging strategy in the future.
Counterparty and customer credit risk
Our principal exposures to credit risk are through joint interest receivables ($53.6 million in receivables as of December 31, 2016) and the sale of our natural gas production ($145.9 million in receivables as of December 31, 2016), which we market to multiple natural gas marketing companies. Joint interest receivables arise from billing entities who own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. We have minimal ability to choose who participates in our wells. We are also subject to credit risk with two natural gas marketing companies that hold a significant portion of our natural gas receivables. We do not require our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.
By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to review annually, or on an as-needed basis. We have derivative instruments in place with six different counterparties. As of December 31, 2016, our contracts with JP Morgan, Well Fargo and Bank of Montreal accounted for 24%, 19% and 19% of the net fair market value of our derivative assets, respectively. We believe these counterparties are acceptable credit risks. We are not required to post letters of credit as collateral to JP Morgan, Wells Fargo and Bank of Montreal under current contracts, nor are they required to provide credit support or collateral to us. As of December 31, 2016 we did not have any past due receivables from counterparties.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Rice Energy Inc.

We have audited the accompanying consolidated balance sheets of Rice Energy Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, cash flows and equity for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rice Energy Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rice Energy Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our reported dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
March 1, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Rice Energy Inc.

We have audited Rice Energy Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Rice Energy Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the entities acquired in the Vantage Acquisition, which are included in the 2016 consolidated financial statements of Rice Energy Inc. and constituted approximately 41% and 59% of total and net assets, respectively, as of December 31, 2016 and approximately 7% of operating revenues for the year then ended. Our audit of internal control over financial reporting of Rice Energy Inc. also did not include an evaluation of the internal control over financial reporting of the entities acquired in the Vantage Acquisition.

In our opinion, Rice Energy Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rice Energy Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2016 of Rice Energy Inc. and our report dated March 1, 2017 expressed an unqualified opinion thereon.

                                 /s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
March 1, 2017

Rice Energy Inc.
Consolidated Balance Sheets

	December 31,
(in thousands)	2016	2015
Assets
Current assets:
Cash	$470,043	$151,901
Accounts receivable	218,625	154,814
Prepaid expenses, deposits and other	5,059	5,488
Derivative instruments	689	186,960
Total current assets	694,416	499,163

Gas collateral account	5,332	4,077
Property, plant and equipment, net	6,117,912	3,243,131
Deferred financing costs, net	36,384	8,811
Goodwill	879,011	39,142
Intangible assets, net	44,525	46,159
Other non-current assets	614	2,670
Derivative instruments	39,328	105,945
Total assets	$7,817,522	$3,949,098

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,244	$83,553
Royalties payable	87,098	40,572
Accrued capital expenditures	124,700	79,747
Leasehold payable	22,869	17,338
Derivative instruments	139,388	499
Other accrued liabilities	140,447	78,632
Total current liabilities	532,746	300,341

Long-term liabilities:
Long-term debt	1,522,481	1,435,790
Leasehold payable	9,237	6,289
Deferred tax liabilities	358,626	271,988
Derivative instruments	26,477	16,344
Other long-term liabilities	81,348	13,878
Total liabilities	2,530,915	2,044,630

Mezzanine equity:
Redeemable noncontrolling interest, net (Note 10)	382,525	—

Stockholders’ equity:
Common stock, $0.01 par value; authorized - 650,000,000 shares; issued and outstanding 202,606,908 shares and 136,387,194 shares, respectively	2,026	1,364
Preferred stock, $0.01 par value; authorized - 50,000,000 shares; 40,000 shares issued	—	—
Additional paid in capital	3,313,917	1,416,523
Accumulated earnings	(407,741)	(137,990)
Stockholders’ equity before noncontrolling interest	2,908,202	1,279,897
Noncontrolling interests in consolidated subsidiaries	1,995,880	624,571
Total liabilities and stockholders’ equity	$7,817,522	$3,949,098
The accompanying notes are an integral part of these Consolidated Financial Statements.

Rice Energy Inc.
Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except share data)	2016	2015	2014
Operating revenues:
Natural gas, oil and natural gas liquids (NGL) sales	$653,441	$446,515	$359,201
Gathering, compression and water services	101,057	49,179	5,504
Other revenue	24,408	6,447	26,237
Total operating revenues	778,906	502,141	390,942

Operating expenses:
Lease operating	50,574	44,356	24,971
Gathering, compression and transportation	123,852	84,707	35,618
Production taxes and impact fees	13,866	7,609	4,647
Exploration	15,159	3,137	4,018
Midstream operation and maintenance	23,215	16,988	4,607
Incentive unit expense	51,761	36,097	105,961
Impairment of gas properties	20,853	18,250	—
Impairment of goodwill	—	294,908	—
Impairment of fixed assets	23,057	—	—
General and administrative	118,093	103,038	61,570
Depreciation, depletion and amortization	368,455	322,784	156,270
Acquisition expense	6,109	1,235	2,339
Amortization of intangible assets	1,634	1,632	1,156
Other expense	27,308	5,567	207
Total operating expenses	843,936	940,308	401,364

Operating loss	(65,030)	(438,167)	(10,422)
Interest expense	(99,627)	(87,446)	(50,191)
Gain on purchase of Marcellus joint venture	—	—	203,579
Other income	1,406	1,108	893
(Loss) gain on derivative instruments	(220,236)	273,748	186,477
Amortization of deferred financing costs	(7,545)	(5,124)	(2,495)
Loss on extinguishment of debt	—	—	(7,654)
Write-off of deferred financing costs	—	—	(6,896)
Equity in loss of joint ventures	—	—	(2,656)
(Loss) income before income taxes	(391,032)	(255,881)	310,635
Income tax benefit (expense)	142,212	(12,118)	(91,600)
Net (loss) income	(248,820)	(267,999)	219,035
Less: Net income attributable to noncontrolling interests	(20,931)	(23,337)	(581)
Net (loss) income attributable to Rice Energy Inc.	(269,751)	(291,336)	218,454
Less: Preferred dividends and accretion of redeemable noncontrolling interests	(28,450)	—	—
Net (loss) income attributable to Rice Energy Inc. common stockholders	$(298,201)	$(291,336)	$218,454
Weighted average number of shares of common stock - basic	162,225,505	136,344,076	128,151,171
Weighted average number of shares of common stock - diluted	162,225,505	136,344,076	128,255,155
(Loss) income earnings per share—basic	$(1.84)	$(2.14)	$1.70
(Loss) income earnings per share—diluted	$(1.84)	$(2.14)	$1.70
Pro forma income tax benefit (unaudited)			$5,560
Pro forma net income (unaudited)			$224,596
Pro forma earnings per share—basic (unaudited)			$1.75
Pro forma earnings per share—diluted (unaudited)			$1.75
The accompanying notes are an integral part of these Consolidated Financial Statements.

Rice Energy Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(248,820)	$(267,999)	$219,035
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	368,455	322,784	156,270
Impairment of gas properties	20,853	18,250	—
Impairment of goodwill	—	294,908	—
Impairment of fixed assets	23,057	—	—
Amortization of deferred finance costs and loss on extinguishment of debt	7,545	5,124	10,149
Amortization of intangibles	1,634	1,632	1,156
Exploration	15,159	3,137	2,211
Incentive unit expense	51,761	36,097	105,961
Write-off of deferred financing costs	—	—	6,896
Gain from sale of interest in gas properties	—	(953)	—
Stock compensation expense	21,915	16,528	5,553
Derivative instruments fair value loss (gain)	220,236	(273,748)	(186,477)
Cash receipts (payments) for settled derivatives	202,178	193,908	(18,784)
Deferred income tax (benefit) expense	(175,298)	8,079	87,639
Fair value gain on purchase of Marcellus joint venture	—	—	(203,579)
Equity in loss of joint ventures	—	—	2,656
Changes in operating assets and liabilities:
Accounts receivable and receivable from affiliate	(44,160)	45,175	(151,427)
Prepaid expenses and other assets	1,050	(5,384)	(1,996)
Accounts payable	(52,799)	(18,439)	4,661
Accrued liabilities and other	40,223	30,488	25,280
Royalties payable	32,896	3,400	19,871
Net cash provided by operating activities	485,885	412,987	85,075

Cash flows from investing activities:
Capital expenditures for property and equipment	(880,514)	(1,246,274)	(970,274)
Acquisition of Vantage Energy, net of cash acquired	(981,080)	—	—
Acquisition of Murray Assets	(44,266)	—	—
Other acquisitions	(11,700)	19,054	(524,082)
Proceeds from sale of interest in gas properties	—	10,201	12,891
Net cash used in investing activities	(1,917,560)	(1,217,019)	(1,481,465)

Cash flows from financing activities:
Proceeds from borrowings	338,000	913,932	1,090,000
Repayments of debt obligations	(963,101)	(358,619)	(689,873)
Restricted cash for convertible debt	—	—	8,268
Distributions to the Partnership’s public unitholders	(47,875)	(17,017)	—
Debt issuance costs	(31,971)	(10,266)	(24,543)
Proceeds from issuance of common stock, net of offering costs	1,465,671	(129)	793,342
Proceeds from issuance of common units sold by RMP, net of offering costs	620,330	171,902	441,739
Proceeds from conversion of warrants	89	—	1,975
Proceeds from issuance of non-controlling redeemable interest	368,747	—	—
Contribution to Strike Force Midstream by Gulfport Midstream	11,030	—	—
Preferred dividends to redeemable noncontrolling interest holders	(6,900)	—	—
Employee tax withholding for settlement of stock compensation award vestings	(4,203)	—	—
Net cash provided by financing activities	1,749,817	699,803	1,620,908

Net increase (decrease) in cash	318,142	(104,229)	224,518
Cash at the beginning of the year	151,901	256,130	31,612
Cash at the end of the year	$470,043	$151,901	$256,130

Rice Energy Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2016	2015	2014
Supplemental disclosure of noncash investing and financing activities
Capital expenditures for natural gas properties financed by accounts payable	$14,357	$77,882	$144,053
Capital expenditures for natural gas properties financed by other accrued liabilities	124,701	79,747	108,290
Natural gas properties financed through deferred payment obligations	32,106	23,628	34,984
Issuance of Rice Energy Operating units	1,001,200	—	—
Asset contribution to Strike Force Midstream by Gulfport Midstream	22,500	—	—
Application of advances from joint interest owners	(4,801)	(6,994)	(7,304)
The accompanying notes are an integral part of these Consolidated Financial Statements.

Rice Energy Inc.

Statements of Consolidated Equity

(in thousands)	Common Stock ($0.01 par)	Additional Paid-In Capital	Accumulated (Deficit) Earnings	Stockholders Equity before Non-Controlling Interest	Non-Controlling Interest	Total Equity
Balance, January 1, 2014	$880	$362,875	$(65,108)	$298,647	$—	$298,647
Shares of common stock issued in initial public offering, net of offering costs	300	593,113	—	593,413	—	593,413
Shares of common stock issued in purchase of Marcellus joint venture	95	221,905	—	222,000	—	222,000
Conversion of restricted units into shares of common stock at our IPO	—	36,306	—	36,306	—	36,306
Conversion of convertible debentures into shares of common stock after our IPO	6	6,599	—	6,605	—	6,605
Conversion of warrants into shares of common stock after our IPO	7	1,968	—	1,975	—	1,975
Shares of common stock issued in August 2014 Equity Offering, net of offering costs	75	196,179	—	196,254	—	196,254
Shares of common units issued in RMP IPO, net of offering costs	—	—	—	—	441,739	441,739
Incentive unit compensation	—	105,961	—	105,961	—	105,961
Stock compensation	—	5,415	—	5,415	138	5,553
Tax impact of our IPO and corporate reorganization	—	(162,320)	—	(162,320)	—	(162,320)
Consolidated net income	—	—	218,454	218,454	581	219,035
Balance, December 31, 2014	$1,363	$1,368,001	$153,346	$1,522,710	$442,458	$1,965,168
Incentive unit compensation	—	36,097	—	36,097	—	36,097
Stock compensation	1	12,425	—	12,426	4,020	16,446
Distributions to the Partnership’s public unitholders	—	—	—	—	(17,017)	(17,017)
Offering costs related to the Partnership’s IPO	—	—	—	—	(129)	(129)
Shares of common units issued by RMP, net of offering costs	—	—	—	—	171,902	171,902
Consolidated net income (loss)	—	—	(291,336)	(291,336)	23,337	(267,999)
Balance, December 31, 2015	$1,364	$1,416,523	$(137,990)	$1,279,897	$624,571	$1,904,468
Incentive unit compensation	—	51,761	—	51,761		51,761
Stock compensation	—	19,580	—	19,580	2,825	22,405
Issuance of common stock upon vesting of stock compensation awards, net of tax withholdings	2	(1,686)	—	(1,684)	—	(1,684)
Issuance of phantom units upon vesting of equity-based compensation, net of tax withholdings	—	(8,177)	—	(8,177)	5,658	(2,519)
Shares of common stock issued, net of offering costs	660	1,465,011	—	1,465,671	—	1,465,671
Conversion of warrants into shares of common stock	—	89	—	89	—	89
Preferred dividends on redeemable noncontrolling interest	—	(26,176)	—	(26,176)	—	(26,176)
Accretion of redeemable noncontrolling interest	—	(2,274)	—	(2,274)	—	(2,274)
Common units issued pursuant to the Partnership in June 2016 offering, net of offering costs	—	—	—	—	163,985	163,985
Common units issued pursuant to the Partnership’s ATM program, net of offering costs	—	—	—	—	15,713	15,713
Common units issued pursuant to the Partnership’s October 2016 private placement, net of offering costs	—	—	—	—	440,632	440,632
Contribution from noncontrolling interest	—	—	—	—	33,530	33,530
Distributions to the Partnership’s public unitholders	—	—	—	—	(47,875)	(47,875)
Change in ownership of consolidated subsidiaries	—	399,266	—	399,266	735,910	1,135,176
Consolidated net (loss) income	—	—	(269,751)	(269,751)	20,931	(248,820)
Balance, December 31, 2016	$2,026	$3,313,917	$(407,741)	$2,908,202	$1,995,880	$4,904,082
The accompanying notes are an integral part of these Consolidated Financial Statements.

Rice Energy Inc.
Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies and Related Matters
Organization, Operations and Principles of Consolidation
The accompanying consolidated financial statements of Rice Energy Inc. (“Rice Energy,” the “Company,” “we,” “our,” and “us”) have been prepared by the Company’s management in accordance with generally accepted accounting principles in the United States (“GAAP”) for financial information and applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. Rice Midstream GP Holdings LP, an indirect subsidiary of the Company (“GP Holdings”), owns a 28% interest in Rice Midstream Partners LP, a subsidiary of the Company, (“RMP” or the “Partnership”). The financial results of the Partnership are consolidated and, after giving effect to EIG’s ownership in GP Holdings, the approximate 74% interest in the Partnership is reflected as noncontrolling interest in the consolidated financial statements. All intercompany transactions have been eliminated in consolidation.
On October 19, 2016, the Company completed the acquisition of Vantage Energy, LLC and Vantage Energy II, LLC (collectively, “Vantage”) and their subsidiaries (the “Vantage Acquisition”) pursuant to the terms of a Purchase and Sale Agreement (the “Vantage Purchase Agreement”) dated September 26, 2016 by the Company, Vantage Energy Investment LLC, Vantage Energy Investment II LLC and Vantage. Pursuant to the terms of the Vantage Purchase Agreement, Rice Energy Operating LLC (“Rice Energy Operating” or “REO”) acquired Vantage from certain affiliates of Quantum Energy Partners, Riverstone Holdings LLC and Lime Rock Partners (such affiliates, the “Vantage Sellers”). As of December 31, 2016, the Company owned an 83.51% membership interest in Rice Energy Operating. The remaining 16.49% membership interest in Rice Energy Operating is owned by the Vantage Sellers and is reflected as noncontrolling interest in the consolidated financial statements. See Note 3 for further information on the Company’s acquisition of Vantage.
Following completion of the Vantage Acquisition, the Company operates Vantage through Rice Energy Operating. As part of the consideration for the Vantage Acquisition, the Vantage Sellers received membership interests in Rice Energy Operating. In connection with the issuance of such membership interests to the Vantage Sellers, the Company and the Vantage Sellers entered into Rice Energy Operating’s third amended and restated limited liability company agreement (the “Third A&R LLC Agreement”). Under the Third A&R LLC Agreement, the Company controls all of the day-to-day business affairs and decision making of Rice Energy Operating without approval of any other member, unless otherwise stated in the Third A&R LLC Agreement. As such, the Company, through its officers and directors, are responsible for all operational and administrative decisions of Rice Energy Operating and the day-to-day management of Rice Energy Operating’s business. Pursuant to the terms of the Third A&R LLC Agreement, the Company cannot, under any circumstances, be removed or replaced as the sole manager of Rice Energy Operating, except by its own election so long as it remains a member of Rice Energy Operating. Provisions regarding the operations of Rice Energy Operating, and the rights and obligations of the holders of Rice Energy Operating common units, are set forth in the Third A&R LLC Agreement.
Nature of Business
The Company is an independent natural gas and oil company focused on the acquisition, exploration and development of natural gas, oil and NGL properties in the Appalachian Basin. The Company operates in three business segments, which are managed separately in determining the allocation of the Company’s resources. The Company’s three reporting segments are as follows:
Exploration and Production. This segment is engaged in the acquisition, exploration and development of natural gas.
Rice Midstream Holdings. This segment is engaged in the gathering and compression of natural gas production in Belmont and Monroe Counties, Ohio.
Rice Midstream Partners. This segment is engaged in the gathering and compression of natural gas, oil and NGL production in Washington and Greene Counties, Pennsylvania, and in the provision of water services to support the well completion services of us and third parties in Washington and Greene Counties, Pennsylvania and Belmont County, Ohio.
Risks and Uncertainties
The prices the Company receives for its natural gas production heavily influence its revenue, operating results profitability, access to capital, future rate of growth and carrying value of our properties. Natural gas is a commodity and, therefore, its price is subject to wide fluctuation in response to relatively minor changes in supply and demand. Historically, the commodities market has been volatile. The prices the Company receives for its production, and the levels of its production, depend on numerous factors beyond its control. See “Item 1A. Risk Factors” for a further discussion on risks and uncertainties relevant to the Company.
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
Cash
The Company maintains cash at financial institutions which may at times exceed federally insured amounts. The Company has no accounts that are considered cash equivalents.
Accounts Receivable
Accounts receivable are primarily from the Company’s joint interest partners and natural gas marketers. The Company extends credit to parties in the normal course of business based upon management’s assessment of their creditworthiness. A valuation allowance is provided for those accounts for which collection is estimated as doubtful; uncollectible accounts are written off and charged against the allowance. In estimating the allowance, management considers, among other things, how recently and how frequently payments have been received and the financial position of the party. Allowances for uncollectible accounts were not material for the periods presented. Accounts receivable as of December 31, 2016 and 2015 are detailed below.

	December 31,
(in thousands)	2016	2015
Joint interest	$53,577	$76,985
Natural gas sales	145,887	67,444
Other	19,161	10,385
Total accounts receivable	$218,625	$154,814
Noncontrolling Interest
Noncontrolling interests represent third-party equity ownership of the Partnership and Rice Energy Operating and are presented as a component of equity in the consolidated balance sheets. In the consolidated statements of operations, noncontrolling interest reflects the allocation of earnings to these third parties. As of December 31, 2016, the Company owned an 83.51% membership interest in Rice Energy Operating while the Vantage Sellers own the remaining 16.49%. The financial results of Rice Energy Operating are consolidated and the remaining percentage owned by the Vantage Sellers is reflected as noncontrolling interest in the consolidated financial statements. See Note 3 for further discussion of the Vantage Acquisition. In addition, as of December 31, 2016, GP Holdings owned a 28% equity interest in the Partnership. The financial results of the Partnership are consolidated and, after giving effect to the EIG ownership in GP Holdings, the approximate 74% interest in the Partnership is reflected as noncontrolling interest in the consolidated financial statements. See Note 7 for further discussion of noncontrolling interests related to the Partnership.

Property, Plant and Equipment
Natural gas properties
The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties are capitalized as unproved properties, whereas costs to drill and equip exploratory wells that result in proved reserves are capitalized as proved properties. Costs to drill exploratory wells that do not identify proved reserves as well as geological and geophysical costs and costs of carrying and retaining unproved properties are expensed.
Capitalized costs of producing oil and gas properties and support equipment directly related to such properties, after considering estimated residual salvage values, are depreciated and depleted by the units of production method.
Capitalized costs of unproved properties are evaluated at least annually for recoverability on a prospective basis. This evaluation includes consideration of current economic conditions, changes in development plans or business strategy, expected lease expirations and historical experience. If it is determined that it is unlikely for an unproved property to yield proved reserves prior to lease expiration, an impairment of the respective unproved property is recognized in the period in which that determination is made. For the year ended December 31, 2016, the Company recognized $20.9 million of impairment expense in the consolidated statement of operations related to lease expirations on non-core assets. In addition, for the year ended December 31, 2016, the Company recognized $13.5 million of leasehold write-offs included in exploration expense in the consolidated statement of operations. For the year ended December 31, 2015, the Company recognized $7.3 million of impairment expense in the consolidated statement of operations, primarily the result of changes in the Company’s development plans and lease expirations. Upon the sale of an entire interest in an unproved property for cash, a gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained unless the proceeds received are in excess of the cost basis which would result in gain on sale. No significant gains or losses were realized from the sale of unproved properties in the periods presented. Unproved oil and gas properties had a net book value of $2,001.8 million and $1,050.0 million at December 31, 2016 and 2015, respectively.
The carrying values of the Company’s proved properties are reviewed periodically when events or circumstances indicate that the remaining carrying amount may not be recoverable. This evaluation is performed at the lowest levels for which there are identifiable cash flows that are largely independent of other groups of assets by comparing estimated undiscounted cash flows to the carrying value and including risk-adjusted probable and possible reserves, if deemed reasonable. Key assumptions utilized in determining the estimated undiscounted future cash flows are generally consistent with assumptions used in the Company’s budgeting and forecasting processes. If the carrying value of proved properties exceeds the estimated undiscounted future cash flows, they are written down to fair value. Fair value of proved properties is estimated by discounting the estimated future cash flows using discount rates and consideration of expected assumptions that would be used by a market participant.
During 2016, the Company performed a recoverability test on its proved properties. No impairment was recorded as a result of the recoverability test. Due to the significant decline in commodity prices in 2015, there were indications that the carrying values of certain proved properties may not be fully recoverable when compared to their fair value. The fair value was determined using an income approach based on estimated future production, future commodity prices adjusted for firm transportation and basis differentials, future operating and capital costs, and an assumed discount rate of 12%. As the assumptions used to calculate the estimated fair value were significant unobservable inputs, the valuation of the proved properties was considered to be a Level 3 fair value measurement. The Company determined that the carrying value of Upper Devonian proved properties was not fully recoverable and as a result, for the year ended December 31, 2015, the Company recognized $10.9 million of impairment expense in the consolidated statement of operations to write-down such proved properties to fair value of $7.3 million. For the year ended December 31, 2014, the Company did not recognize impairment charges for proved or unproved properties.
Midstream properties
Midstream property and equipment is recorded at cost and is being depreciated over estimated useful lives on a straight-line basis. Gathering pipelines and compressor stations are depreciated over a useful life of 60 years. Water pipelines, pumping stations and impoundment facilities are depreciated over a useful life of 10 to 15 years.
The Company evaluates its long-lived assets for impairment when events and circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows for other assets and liabilities. Impairment exists when the carrying amount of an asset exceeds estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, estimates of future undiscounted cash flows take into account possible outcomes and probabilities of their occurrence. If the carrying amount of the long-lived asset is not recoverable, based on the estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying amount over its estimated fair value, such that the asset’s carrying amount is adjusted to its estimated fair value with an offsetting charge to impairment expense.
Fair value represents the estimated price between market participants to sell an asset in the principal or most advantageous market for the asset, based on assumptions a market participant would make. When warranted, management assesses the fair value of long-lived assets using commonly accepted techniques and may use more than one source in making such assessments. Sources used to determine fair value include, but are not limited to, recent third-party comparable sales, internally developed discounted cash flow analyses and analyses from outside advisors. Significant changes, such as changes in contract rates or terms, the condition of an asset, or management’s intent to utilize the asset, generally require management to reassess the cash flows related to long-lived assets. A reduction of carrying value of fixed assets would represent a Level 3 fair value measure. No impairments for such assets have recorded for the years presented herein.
During the fourth quarter of 2016, the Company recorded a $20.3 million impairment within the Rice Midstream Holdings segment related to pipeline assets that were decommissioned.
Interest
The Company capitalizes interest on expenditures for significant exploration and development and midstream projects while activities are in progress to bring the assets to their intended use. Upon completion of construction of the asset, the associated capitalized interest costs are included within our asset base and depleted accordingly. The following table summarizes the components of the Company’s interest incurred for the years ended December 31, 2016, 2015 and 2014:

(in thousands)	2016	2015	2014
Interest incurred:
Interest expensed	$99,627	$87,446	$50,191
Interest capitalized	223	195	905
Total incurred	$99,850	$87,641	$51,096
Goodwill
Goodwill is the cost of an acquisition less the fair value of the identifiable net assets of the acquired business. The Company evaluates goodwill for impairment at least annually during the fourth quarter, or whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A reporting unit is an operating segment or a component of an operating segment for which discrete financial information is available and reviewed by management on a regular basis. In 2014, $39.1 million of goodwill was allocated to the Rice Midstream Partners segment as a result of the acquisition of the remaining 50% interest in Alpha Natural Resources, Inc. in its Marcellus joint venture. In 2016, as a result of the Vantage Acquisition, $384.5 million and $455.4 million of goodwill was allocated to the Exploration and Production segment and the Rice Midstream Partners segment, respectively.
The Company may first consider qualitative factors to assess whether there are indicators that it is more likely than not that the fair value of a reporting unit may not exceed its carrying amount. To the extent that such indicators exist, the Company will complete the two-step goodwill impairment test. The Company may also perform the two-step goodwill impairment test at its discretion without performing the qualitative assessment. The first step compares the fair value of a reporting unit to its carrying value. If the carrying amount of a reporting unit exceeds its fair value, the second step is required which compares the implied fair value of the goodwill of a reporting unit to its carrying value. If the carrying value of the goodwill of a reporting unit exceeds its implied fair value, the difference is recognized as an impairment charge. The Company uses a combination of an income and market approach to estimate the fair value of a reporting unit. The fair value estimation process requires considerable judgment and determining the fair value is sensitive to changes in assumptions impacting management’s estimates of future financial results. Although the Company believes the estimates and assumptions used in estimating the fair value are reasonable and appropriate, different assumptions and estimates could materially impact the calculated fair value. Additionally, future results could differ from our current estimates and assumptions.
The Company’s fourth quarter 2016 annual test included the assessment of qualitative factors to determine whether it was more likely than not that the fair value of each reporting unit is less than its carrying value. The qualitative assessment encompassed a review of events and circumstances specific to the reporting units with goodwill as well as circumstances specific to the entity as a whole. The Company’s qualitative assessment considered, among other things, factors such as macroeconomic conditions, industry and market considerations, including changes in the Company’s stock price and market multiples, projected financial performance, cost factors, changes in carrying values and other relevant factors. In considering the totality of the qualitative factors assessed, based on the weight of evidence, circumstances did not exist that would indicate it was more likely than not that goodwill was impaired. Accordingly, the Company did not perform a two-step quantitative analysis and no impairment was recorded.
For the year ended December 31, 2015, given the overall market conditions, the Company elected the option to default immediately to the first step of the annual goodwill impairment test. The results of the first step indicated that the carrying value of the Exploration and Production reporting unit exceeded its fair value. Due to the result of step one of the annual goodwill impairment test for the Exploration and Production reporting unit, the Company performed the second step of the goodwill impairment analysis comparing the implied fair value of the reporting unit’s goodwill to its carrying amount and determined that such goodwill was fully impaired. As a result, the Company recorded an impairment charge of $294.9 million to eliminate the carrying value of goodwill of the Exploration and Production reporting unit at December 31, 2015. Management considered the negative industry and market trends, including the decline in commodity prices and overall market performance of the Company’s peers and the Company, to be the primary reasons of impairment.
No impairment was recorded for the year ended December 31, 2014.
Goodwill as of December 31, 2016 and 2015 is detailed below.

(in thousands)	Exploration and Production	Rice Midstream Partners
Balance, December 31, 2014	$294,908	$39,142
Impairment	(294,908)	—
Balance, December 31, 2015	—	39,142
Additions (1)	384,431	455,438
Balance, December 31, 2016	$384,431	$494,580

(1)	2016 additions to goodwill are associated with the Vantage Acquisition. Please see Note 2 for further information.
Intangible Assets
Intangible assets are recorded under the acquisition method of accounting at their estimated fair values at the acquisition date. Fair value is calculated as the present value of estimated future cash flows using a risk-adjusted discount rate. The Company’s intangible assets are comprised of customer contracts acquired in our April 2014 acquisition of certain gas gathering assets in eastern Washington and Greene Counties, Pennsylvania. The customer contracts acquired had initial contract terms of 10 years with five and one-year renewal options. The Company calculates amortization of intangible assets using the straight-line method over the estimated useful life of the intangible assets, or 30 years. Amortization expense recorded in the consolidated statements of operations for the year ended December 31, 2016, 2015 and 2014 was $1.6 million, $1.6 million and $1.2 million, respectively. The estimated annual amortization expense over the next five years is as follows: 2017 $1.6 million, 2018 $1.6 million, 2019 $1.6 million, 2020 $1.6 million and 2021 $1.6 million.
Intangible assets, net as of December 31, 2016 and 2015 are detailed below.

(in thousands)	December 31, 2016	December 31, 2015
Intangible assets	$48,947	$48,947
Less: accumulated amortization	(4,422)	(2,788)
Intangible assets, net	44,525	46,159

Deferred Financing Costs
Deferred financing costs are amortized on a straight-line basis, which approximates the interest method, over the term of the related agreement. Accumulated amortization was $16.1 million and $8.6 million at December 31, 2016 and 2015, respectively. Amortization expense was $7.5 million, $5.1 million, and $2.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Asset Retirement Obligations
The Company records the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. For oil and gas properties, this is the period in which an oil or gas well is acquired or drilled. The Company’s retirement obligations relate to the abandonment of oil and gas producing facilities and include costs to reclaim drilling sites and dismantle and reclaim or dispose of water services assets, wells and related structures. Estimates are based on historical experience in plugging and abandoning wells and estimated remaining lives of those wells based on reserve estimates. While components within our gathering systems will be replaced in the ordinary course of business, these systems will continue to exist indefinitely. Therefore, the timing of asset retirement obligations of our gathering systems is uncertain and a reasonable estimate cannot be established due to the lack of sufficient information.
When a new liability is recorded, the Company capitalizes the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period and the capitalized cost is depreciated over the units of production basis. See Note 12 for additional information regarding asset retirement obligations.
Income Taxes
The Company is a corporation under the Internal Revenue Code subject to federal income tax at a statutory rate of 35% of pretax earnings. The Company did not report any income tax benefit or expense for periods prior to the consummation of its initial public offering (“IPO”) in January 2014 because Rice Drilling B LLC (“Rice Drilling B”), the Company’s accounting predecessor, is a limited liability company that was not and currently is not subject to federal income tax. The reorganization of the Company’s business into a corporation in connection with the closing of its IPO required the recognition of a deferred tax asset or liability for the initial temporary differences at the time of the IPO. The resulting deferred tax liability of approximately $162.3 million was recorded in equity at the date of the completion of the IPO as it represents a transaction among shareholders. Additionally, the Company has presented pro forma earnings per share (“EPS”) for the year ended December 31, 2014 assuming a statutory rate as disclosed in the accompanying consolidated statements of operations was applied for the full year ended December 31, 2014.
The two-step approach is used for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. Only tax positions that meet the more likely than not recognition threshold are recognized. Based on management’s analysis, the Company did not have any uncertain tax positions as of December 31, 2016.
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

Segment Reporting
Business segments are components of the Company for which separate financial information is produced internally and are subject to evaluation by the Company’s chief operating decision maker in deciding how to allocate resources. The Company reports its operations in three segments: (i) the Exploration and Production segment, (ii) the Rice Midstream Holdings segment and (iii) the Rice Midstream Partners segment. Operating segments are evaluated for their contribution to the Company’s combined results based on operating income. All of the Company’s operating revenues, income from operations and assets are located in the United States. See Note 8 for additional information regarding segment reporting.
Reclassifications
Certain reclassifications have been made to prior period financial information related to the presentation of debt issuance costs associated with the Company’s credit facilities. In the first quarter of 2016, the Company adopted Accounting Standards Updates (“ASU”) 2015-03 “Interest—Imputation of Interest (Subtopic 835-30): Simplification of Debt Issuance Costs.” and ASU 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” The Company has retrospectively applied the guidance in ASU 2015-03 and ASU 2015-15, which resulted in the reclassification of $21.4 million of deferred financing costs related to the Notes (defined herein) from deferred financing costs, net, to long-term debt on the consolidated balance sheet at December 31, 2015.

2.	Property, Plant and Equipment
The Company’s property, plant and equipment are as follows as of December 31, 2016 and 2015.

	December 31,
(in thousands)	2016	2015
Oil and gas producing properties	$5,791,284	$2,870,691
Impairment of fixed assets	(2,765)	—
Impairment of gas properties	(20,853)	(18,250)
Accumulated depreciation	(883,055)	(498,467)
Oil and gas producing properties, net	4,884,611	2,353,974
Midstream property and equipment	1,274,150	889,776
Impairment of fixed assets	(20,292)	—
Accumulated depreciation	(54,771)	(25,662)
Midstream property and equipment, net	1,199,087	864,114
Other property and equipment	50,731	34,425
Accumulated depreciation	(16,517)	(9,382)
Other property and equipment, net	34,214	25,043
Property, plant and equipment, net	$6,117,912	$3,243,131

3.	Acquisitions
Vantage Acquisition
On October 19, 2016, the Company completed the Vantage Acquisition pursuant to the terms of the Purchase and Sale Agreement (the “Vantage Purchase Agreement”) dated September 26, 2016 by the Company, Vantage Energy Investment LLC, Vantage Energy Investment II LLC and Vantage. Pursuant to the terms of the Vantage Purchase Agreement, Rice Energy Operating acquired Vantage from the Vantage Sellers for approximately $2.7 billion, which consisted of approximately $1.0 billion in cash, the assumption of net debt of approximately $707.0 million and the issuance of 40.0 million units in Rice Energy Operating that were immediately exchangeable into 40.0 million shares of common stock of the Company, valued at approximately $1.0 billion. In connection with executing the Vantage Purchase Agreement, the Company transferred $270.0 million to escrow as an acquisition deposit which was released in connection with the completion of the Vantage Acquisition to the Vantage Sellers as a portion of the cash consideration. Concurrent with the completion of the Vantage Acquisition, the Company extinguished the debt assumed from the Vantage Sellers for $707.0 million in cash, which approximated the fair value of the debt at the time of extinguishment. In addition, the Vantage Sellers were issued 1/1,000th of a share of Company preferred stock for each REO common unit they received. These shares of preferred stock are intended to provide holders with non-economic voting rights in the Company and are extinguished upon conversion of the associated REO common units into

Company common stock. On September 30, 2016, the Company issued and completed a public offering (the “September 2016 Equity Offering”) of common stock, the net proceeds from which were used to pay for a portion of the Vantage Acquisition. Pursuant to the Vantage Purchase Agreement, the Company acquired approximately 85,000 net core Marcellus acres in Greene County, Pennsylvania, with rights to the deeper Utica Shale on approximately 52,000 net acres and approximately 36,000 net acres in the Barnett Shale.
On September 26, 2016, the Company entered into a Purchase and Sale Agreement (the “Midstream Purchase Agreement”) by and between the Company and the Partnership. Pursuant to the terms of the Midstream Purchase Agreement, as amended, immediately following the close of the Vantage Acquisition on October 19, 2016, the Partnership acquired from Rice Energy Operating all of the outstanding membership interests of Vantage Energy II Access, LLC and Vista Gathering, LLC (collectively, the “Vantage Midstream Entities”). The Partnership’s acquisition of the Vantage Midstream Entities from Rice Energy Operating is accounted for as a combination of entities under common control at historical cost. The Vantage Midstream Entities, which became wholly-owned subsidiaries of the Partnership upon the completion of the acquisition of the Vantage Midstream Entities, own midstream assets, including approximately 30 miles of dry gas gathering and compression assets. In consideration for the acquisition of the Vantage Midstream Entities, the Partnership paid Rice Energy Operating $600.0 million in aggregate cash consideration, which the Partnership funded through the net proceeds of a private placement of Partnership common units and borrowings under its revolving credit facility. Acquisition costs of $5.4 million were incurred related to the Vantage Acquisition.
Allocation of Purchase Price
The Vantage Acquisition has been accounted for as a business combination, using the acquisition method. The following table summarizes the preliminary purchase price and the preliminary estimated values of assets and liabilities assumed based on the fair value as of October 19, 2016, with any excess of the purchase price over the estimated fair value of the identified net assets acquired recorded as goodwill. Approximately, $384.5 million and $455.4 million of goodwill has been allocated to the Exploration and Production segment and Rice Midstream Partners segment, respectively. Goodwill primarily relates to the Company’s ability to control the Vantage acquired assets and recognize synergies related to administrative and capital efficiencies, extended laterals and the creation of additional contiguous leasing opportunities not previously available. Certain data necessary to complete the purchase price allocation is not yet available, and includes, but is not limited to, title defect analysis and final appraisals of assets acquired and liabilities assumed. The Company expects to complete the purchase price allocation once the Company has received all of the necessary information, during which time the value of the assets and liabilities may be revised as appropriate. Goodwill associated with the Vantage Acquisition is fully deductible for tax purposes.

(in thousands)
Consideration Given:
Fair value of issued Rice Energy Operating units	$1,001,200
Cash consideration, net of cash acquired	981,080
Total consideration	$1,982,280

Estimated Fair Value of Assets Acquired and Liabilities Assumed:
Current assets, net of cash acquired	$49,532
Natural gas and oil properties	2,178,076
Midstream property, plant and equipment	144,562
Other non-current assets	27,437
Current liabilities	(103,322)
Fair value of debt assumed	(706,912)
Other non-current liabilities	(51,052)
Noncontrolling interest in Rice Energy Operating	(395,910)
Total estimated fair value of assets acquired and liabilities assumed	$1,142,411
Goodwill	839,869
The fair value of natural gas and oil properties are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair values of natural gas and oil properties were measured using valuation techniques that convert future cash flows into a single discounted amount. Significant inputs to the valuation of natural gas and oil properties included estimates of: (i) recoverable reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices; and (v) a market-based weighted average cost of capital rate. These inputs required significant judgments and estimates by management at the time of the valuation and are the most sensitive and may be subject to change. The fair value of undeveloped property was determined based upon a market approach of comparable transactions using Level 3 inputs.
The fair value measurements of the debt assumed were determined using Level 1 inputs. The debt balance includes amounts related to Vantage’s second lien note and amounts outstanding under Vantage’s credit facility, which were assumed by the Company and repaid concurrent to the Vantage Acquisition.
The valuation of Rice Energy Operating common units issued as consideration were primarily calculated based upon Level 1 inputs. The common unit value was included as an input in determining the fair value of the noncontrolling interests which were further adjusted using level 3 inputs to reflect the value of the 16.49% ownership retained by the Vantage Sellers.
Post-Acquisition Operating Results
Subsequent to the completion of the Vantage Acquisition, the acquired entities contributed the following to the Company’s consolidated operating results for the period from October 19, 2016 through December 31, 2016.

(in thousands)
Revenue attributable to Rice Energy Inc.	$51,645
Net income attributable to noncontrolling interests	$914
Net income attributable to Rice Energy Inc.	$4,629
Pro Forma Information
The following unaudited pro forma combined financial information presents the Company’s results as though the Vantage Acquisition had been completed at January 1, 2015. The pro forma combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the Vantage Acquisition taken place on January 1, 2015; furthermore, the financial information is not intended to be a projection of future results.

	Year Ended December 31,
(in thousands, except per share data) (unaudited)	2016	2015
Pro forma operating revenues	$935,639	$661,701
Pro forma net loss	$(521,336)	$(202,292)
Pro forma net loss attributable to noncontrolling interests	$(85,961)	$(33,355)
Pro forma net loss attributable to Rice Energy	$(435,375)	$(181,055)
Pro forma loss per share (basic)	$(2.68)	$(1.33)
Pro forma loss per share (diluted)	$(2.68)	$(1.33)
Murray Energy Acquisition
On October 26, 2016, the Company entered into a purchase and sale agreement (the “Murray Purchase Agreement”) by and between the Company and Murray Energy Corporation (“Murray Energy”), an Ohio-based privately owned coal company. Pursuant to the Murray Purchase Agreement, Murray Energy agreed to sell approximately 5,900 Utica Shale acres located in Belmont and Monroe Counties, Ohio to the Company for $60.6 million, which consisted of a cash payment at closing of approximately $44.3 million, payments of $7.5 million in cash due in each of October 2017 and October 2018, and the assumption of net debt of approximately $1.3 million. On November 4, 2016, the Company completed the Murray Energy acquisition, which included all sub-surface rights, including any royalty and working interests owned by Murray Energy in the underlying acreage.

4.	Long-Term Debt
Long-term debt consists of the following as of December 31, 2016 and 2015:

	December 31,
(in thousands)	2016	2015
Long-term Debt
Senior Notes Due 2022, net of unamortized deferred financing costs and original discount issuances of $12,023 and $14,316, respectively (a)	$887,977	$885,684
Senior Notes Due 2023, net of unamortized deferred financing costs and original discount issuances of $8,496 and $9,894, respectively (b)	391,504	390,106
Senior Secured Revolving Credit Facility(c)	—	—
Midstream Holdings Revolving Credit Facility(d)	53,000	17,000
RMP Revolving Credit Facility(e)	190,000	143,000
Total debt	$1,522,481	$1,435,790
Less current portion	—	—
Long-term debt	$1,522,481	$1,435,790
Senior Notes
6.25% Senior Notes Due 2022 (a)
The Company has $900.0 million in aggregate principal amount of 6.25% senior notes due 2022 outstanding (the “2022 Notes”). The 2022 Notes will mature on May 1, 2022, and interest is payable on the 2022 Notes on each May 1 and November 1. At any time prior to May 1, 2017, the Company may redeem up to 35% of the 2022 Notes at a redemption price of 106.25% of the principal amount, plus accrued and unpaid interest, with the proceeds of certain equity offerings so long as the redemption occurs within 180 days of completing such equity offering and at least 65% of the aggregate principal amount of the 2022 Notes remains outstanding after such redemption. Prior to May 1, 2017, the Company may redeem some or all of the 2022 Notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest. Upon the occurrence of a change of control, unless the Company has given notice to redeem the 2022 Notes, the holders of the 2022 Notes will have the right to require the Company to repurchase all or a portion of the 2022 Notes at a price equal to 101% of the aggregate principal amount of the 2022 Notes, plus any accrued and unpaid interest. On or after May 1, 2017, the Company may redeem some or all of the 2022 Notes at redemption prices (expressed as percentages of principal amount) equal to 104.688% for the twelve-month period beginning on May 1, 2017, 103.125% for the twelve-month period beginning May 1, 2018, 101.563% for the twelve-month period beginning on May 1, 2019 and 100.000% beginning on May 1, 2020, plus accrued and unpaid interest.
7.25% Senior Notes Due 2023 (b)
The Company issued $400.0 million in aggregate principal amount of 7.25% senior notes due 2023 outstanding (the “2023 Notes”). For the years ended December 31, 2016 and 2015, the Company recorded $0.4 million and $0.3 million, respectively, of amortization of the debt discount as interest expense using the effective interest rate method and a rate of 7.345%.
The 2023 Notes will mature on May 1, 2023, and interest is payable on the 2023 Notes on each May 1 and November 1, commencing on November 1, 2015. At any time prior to May 1, 2018, the Company may redeem up to 35% of the 2023 Notes at a redemption price of 107.250% of the principal amount, plus accrued and unpaid interest, with the proceeds of certain equity offerings so long as the redemption occurs within 180 days of completing such equity offering and at least 65% of the aggregate principal amount of the 2023 Notes remains outstanding after such redemption. Prior to May 1, 2018, the Company may redeem some or all of the notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest. Upon the occurrence of a change of control, unless the Company has given notice to redeem the 2023 Notes, the holders of the 2023 Notes will have the right to require the Company to repurchase all or a portion of the 2023 Notes at a price equal to 101% of the aggregate principal amount of the 2023 Notes, plus any accrued and unpaid interest. On or after May 1, 2018, the Company may redeem some or all of the 2023 Notes at redemption prices (expressed as percentages of principal amount) equal to 105.438% for the twelve-month period beginning on May 1, 2017, 103.625% for the twelve-month period beginning May 1, 2019, 101.813% for the twelve-month period beginning on May 1, 2020 and 100.000% beginning on May 1, 2021, plus accrued and unpaid interest.

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
In connection with the closing of the Vantage Acquisition, on October 19, 2016, the Company entered into a Fourth Amended and Restated Credit Agreement (the “A&R Credit Agreement”) effective upon the closing of the Vantage Acquisition to, among other things, (i) permit the completion of the Vantage Acquisition, (ii) extend the maturity date of the credit facility from January 29, 2019 to October 19, 2021, (iii) increase the borrowing base from $875.0 million to $1.0 billion without giving effect to the oil and gas properties acquired pursuant to the Vantage Acquisition, (iv) provide for the assignment of the Company’s rights and obligations as borrower under the Senior Secured Revolving Credit Facility to Rice Energy Operating and the addition of the Company as a guarantor of those obligations, (v) increase the minimum required mortgage percentage (as it applies to proved reserves) to be 85% of proved reserves, (vi) amend the restricted payments covenant to permit certain distributions by Rice Energy Operating to its members, (vii) replace the interest coverage ratio with a consolidated total leverage ratio or consolidated net leverage ratio, as applicable, to commence with the last day of the fiscal quarter ended December 31, 2016 and (viii) adjust the interest rate payable on amounts borrowed thereunder (as described below).
On December 19, 2016, Rice Energy Operating, as borrower, and the Company, as predecessor borrower, entered into the First Amendment to the A&R Credit Agreement among Rice Energy Operating, the Company, Wells Fargo Bank, N.A., as administrative agent, and the lenders and other parties thereto (the “First Amendment”). The lenders under the A&R Credit Agreement completed an Interim Redetermination (as defined in the A&R Credit Agreement) of the borrowing base to give effect to the Pennsylvania oil and gas properties acquired in the Vantage Acquisition and, upon the effectiveness of the First Amendment and such Interim Redetermination, the Company’s borrowing base and the elected commitment amounts of the lenders under the Senior Secured Revolving Credit Facility increased from $1.0 billion to $1.45 billion.
As of December 31, 2016, the borrowing base was $1.45 billion and the sublimit for letters of credit was $400.0 million. The Company had zero borrowings outstanding and $240.9 million in letters of credit outstanding under the A&R Credit Agreement as of December 31, 2016, resulting in availability of $1.21 billion. The next redetermination of the borrowing base is scheduled for April 2017.
Following the effectiveness of the A&R Credit Agreement, Eurodollar loans under the Senior Secured Revolving Credit Facility bear interest at a rate per annum equal to LIBOR plus an applicable margin ranging from 225 to 325 basis points, depending on the percentage of borrowing base utilized, and base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 125 to 225 basis points, depending on the percentage of borrowing base utilized.
As of December 31, 2016, the Senior Secured Revolving Credit Facility was secured by liens on at least 85% of the proved oil and gas reserves of the Company and its subsidiaries (other than any subsidiary that is designated as an unrestricted subsidiary, including Midstream Holdings and its subsidiaries), as well as significant unproved acreage and substantially all of the personal property of the Company and such restricted subsidiaries, and the Senior Secured Revolving Credit Facility is guaranteed by such restricted subsidiaries.
The A&R Credit Agreement requires us to maintain certain financial ratios, which are measured at the end of each calendar quarter:

•
a consolidated current ratio, which is (a) the ratio of consolidated current assets (including unused commitments under the A&R Credit Agreement and excluding non-cash derivative assets) to consolidated current liabilities (excluding current maturities under the A&R Credit Agreement), of not less than 1.0 to 1.0; or (b) if no borrowings are then outstanding; and

•
a consolidated leverage ratio, which is if borrowings are outstanding under the A&R Credit Agreement on the last day of such calendar quarter, the ratio of consolidated total funded debt to EBITDAX (as such term is defined in the A&R Credit Agreement) of not more than 4.0 to 1.0; and

•	the ratio of consolidated net funded debt to EBITDAX (as such term is defined in the A&R Credit Agreement) of not more than 4.0 to 1.0.
The Company was in compliance with its covenants and ratios effective as of December 31, 2016.
Midstream Holdings Revolving Credit Facility (d)
On December 22, 2014, Rice Midstream Holdings LLC (“Midstream Holdings”) entered into a revolving credit facility (the “Midstream Holdings Revolving Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders with a maximum credit amount of $300.0 million and a sublimit for letters of credit of $25.0 million. As of December 31, 2016, Midstream Holdings had $53.0 million of borrowings outstanding and no letters of credit under this facility, resulting in availability of $247.0 million. The average daily outstanding balance of the Midstream Holdings Revolving Credit Facility was approximately $27.1 million and interest was incurred on the facility at a weighted average annual interest rate of 5.6% during 2016. The Midstream Holdings Revolving Credit Facility is available to fund working capital requirements and capital expenditures and to purchase assets. The maturity date of the Midstream Holdings Revolving Credit Facility is December 22, 2019.
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
The Midstream Holdings Revolving Credit Facility is secured by mortgages and other security interests on substantially all of the properties of, and guarantees from, Midstream Holdings and its restricted subsidiaries (which do not include RMP or Rice Midstream Management LLC, a Delaware limited liability company and the general partner of RMP or Rice Energy and its subsidiaries other than Midstream Holdings).
The Midstream Holdings Revolving Credit Facility limits Midstream Holdings’ and its restricted subsidiaries’ ability to, among other things, incur or guarantee additional debt; redeem or repurchase units or make distributions under certain circumstances; make certain investments and acquisitions; incur certain liens or permit them to exist; enter into certain types of transactions with affiliates; merge or consolidate with another company; and transfer, sell or otherwise dispose of assets.
The Midstream Holdings Revolving Credit Facility will also require Midstream Holdings to maintain the following financial ratios:

•
an interest coverage ratio, which is the ratio of Midstream Holdings’ consolidated EBITDA (as defined within the Midstream Holdings Revolving Credit Facility) to its consolidated current interest expense of at least 2.50 to 1.0 at each end of each fiscal quarter; and

•	a consolidated total leverage ratio, which is the ratio of Midstream Holdings consolidated debt to its consolidated EBITDA, of not more than 4.25 to 1.0.
The Midstream Holdings Revolving Credit Facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Midstream Holdings Revolving Credit Facility to be immediately due and payable. Midstream Holdings was in compliance with its covenants and ratios effective as of December 31, 2016.
RMP Revolving Credit Facility (e)
On December 22, 2014, Rice Midstream OpCo LLC (“Rice Midstream OpCo”), a wholly-owned subsidiary of the Partnership, entered into a revolving credit facility (the “RMP Revolving Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders. The RMP Revolving Credit Facility provides for lender commitments of $450.0 million with an additional $200.0 million of commitments available under an accordion feature, subject to lender approval. The RMP Revolving Credit Facility provides for a letter of credit sublimit of $50.0 million. In connection with the completion of the Partnership’s acquisition of the midstream assets associated with the Vantage Acquisition from the Company (the “Vantage Midstream Asset Acquisition”), on October 19, 2016, Rice Midstream OpCo entered into a second amendment (the “Second Amendment”) to its credit agreement to, among other things, (i) permit the completion of the Vantage Midstream Asset Acquisition, (ii) increase the Partnership’s ability to borrow under the facility from $450.0 million to $850.0 million, without exercise of any portion of the $200.0 million accordion feature and (iii) adjust the interest rate payable on amounts borrowed thereunder (as described below).
As of December 31, 2016, Rice Midstream OpCo had $190.0 million borrowings outstanding and no letters of credit under this facility, resulting in availability of $660.0 million. The average daily outstanding balance of the RMP Revolving Credit Facility was approximately $110.0 million and interest was incurred on the facility at a weighted average annual interest rate of 4.7% during 2016. The RMP Revolving Credit Facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes and matures on December 22, 2019. The Partnership is the guarantor of the obligations under the credit facility.
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
The RMP Revolving Credit Facility is secured by mortgages and other security interests on substantially all of RMP’s properties and guarantees from RMP and its restricted subsidiaries. The RMP Revolving Credit Facility limits the ability of RMP and its restricted subsidiaries to, among other things, incur or guarantee additional debt; redeem or repurchase units or make distributions under certain circumstances; make certain investments and acquisitions; incur certain liens or permit them to exist; enter into certain types of transactions with affiliates; merge or consolidate with another company; and transfer, sell or otherwise dispose of assets.
The RMP Revolving Credit Facility also requires RMP to maintain the following financial ratios:

•
an interest coverage ratio, which is the ratio of RMP’s consolidated EBITDA (as defined within the RMP Revolving Credit Facility) to its consolidated current interest expense of at least 2.50 to 1.0 at the end of each fiscal quarter;

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

The RMP Revolving Credit Facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the RMP Revolving Credit Facility to be immediately due and payable. RMP was in compliance with its covenants and ratios effective as of December 31, 2016.
Expected Aggregate Maturities
Expected aggregate maturities of the notes payable as of December 31, 2016 are as follows (in thousands):

Year Ending December 31, 2017	$—
Year Ending December 31, 2018	—
Year Ending December 31, 2019	243,000
Year Ending December 31, 2020 and Beyond	1,279,481
Total	$1,522,481

Interest paid in cash was $98.7 million, $82.1 million and $36.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. See Note 1 for information on capitalized interest.

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
As of December 31, 2016, the Company has entered into derivative instruments with various financial institutions, fixing the price it receives for a portion of its futures sales of produced natural gas. The Company’s fixed price derivatives primarily include swap and collar contracts that are tied to the commodity prices on NYMEX. As of December 31, 2016, the Company has entered into NYMEX hedging contracts through December 31, 2020 covering a total of approximately 941 Bcf of our projected natural gas production at a weighted average price of $3.09 per MMBtu. Additionally, the Company has entered into basis swap contracts to hedge the difference between the NYMEX index price and various local index prices. The fixed price and basis hedging contracts the Company has entered into through December 31, 2021 at other various sales points cover a total of approximately 784 Bcf.
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

	As of December 31, 2016
(in thousands)	Derivative instruments, gross	Derivative instruments subject to master netting arrangements	Derivative Instruments, net
Derivative assets	$103,507	$(63,490)	$40,017
Derivative liabilities	$286,019	$(120,154)	$165,865

	As of December 31, 2015
(in thousands)	Derivative instruments, gross	Derivative instruments subject to master netting arrangements	Derivative Instruments, net
Derivative assets	$372,414	$(79,509)	$292,905
Derivative liabilities	$21,043	$(4,200)	$16,843

6.	Fair Value of Financial Instruments
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

The following assets and liabilities were measured at fair value on a recurring basis during the period (refer to Note 5 for details relating to derivative instruments):

	As of December 31, 2016
		Fair Value Measurements at Reporting Date Using
(in thousands)	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative instruments, at fair value	$40,017	$40,017	$—	$40,017	$—
Total assets	$40,017	$40,017	$—	$40,017	$—

Liabilities:
Derivative instruments, at fair value	$165,865	$165,865	$—	$165,865	$—
Total liabilities	$165,865	$165,865	$—	$165,865	$—

	As of December 31, 2015
		Fair Value Measurements at Reporting Date Using
(in thousands)	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative instruments, at fair value	$292,905	$292,905	$—	$292,905	$—
Total assets	$292,905	$292,905	$—	$292,905	$—

Liabilities:
Derivative instruments, at fair value	16,844	16,844	—	16,844	—
Total liabilities	$16,844	$16,844	$—	$16,844	$—
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
The estimated fair value and gross carrying amount of long-term debt as reported on the consolidated balance sheets as of December 31, 2016 and 2015 is shown in the table below (refer to Note 4 for details relating to the debt instruments). The fair value was estimated using Level 2 inputs based on rates reflective of the remaining maturity as well as the Company’s financial position. The gross carrying value of the revolving credit facilities approximates fair value for the periods presented below.

	As of December 31, 2016		As of December 31, 2015
Long-Term Debt (in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes Due 2022	$900,000	$929,250	$900,000	$650,250
Senior Notes Due 2023	397,601	428,000	397,222	294,000
Midstream Holdings Revolving Credit Facility	53,000	53,000	17,000	17,000
RMP Revolving Credit Facility	190,000	190,000	143,000	143,000
Other	—	—	—	—
Total	$1,540,601	$1,600,250	$1,457,222	$1,104,250

7.	Rice Midstream Partners LP
In August 2014, the Company formed the Partnership to own, operate, develop and acquire midstream assets in the Appalachian Basin. The Partnership’s assets consist of gathering pipelines and compressor stations, as well as water handling and treatment facilities. The Partnership provides gathering and compression and water services to the Company and third parties.
The Partnership completed its IPO in December 2014, issuing 28,750,000 common units representing limited partner interests in the Partnership, which represented 50% of the Partnership’s outstanding equity. The Company retained a 50% limited partner interest in the Partnership, consisting of 3,623 common units and 28,753,623 subordinated units. In connection with the RMP IPO, the Company contributed to the Partnership 100% of Rice Poseidon Midstream LLC. Rice Midstream Management LLC, a wholly-owned subsidiary of the Company, serves as the general partner of the Partnership.
In February 2016, Midstream Holdings assigned all of its equity interests in the Partnership, consisting of 3,623 common units, 28,753,623 subordinated units and all of its incentive distribution rights in the Partnership, to GP Holdings.
In June 2016, the Partnership completed an underwritten public offering of 9,200,000 common units representing limited partner interests in the Partnership at a price to the public of $18.50 per unit, which included 1,200,000 common units sold pursuant to the exercise of the underwriters’ option to purchase additional units. After deducting underwriting discounts and commissions of approximately $6.0 million and transaction costs, the Partnership received net proceeds of approximately $164.1 million. The Partnership used a portion of the net proceeds to repay outstanding debt and the remainder for general partnership purposes, including acquisitions and capital expenditures.
During the second quarter of 2016, the Partnership entered into an equity distribution agreement that established an at-the-market common unit offering program (the “ATM program”), pursuant to which the Partnership may sell from time to time through a group of managers, acting as the Partnership’s sales agents, the Partnership’s common units having an aggregate offering price of up to $100.0 million. As of December 31, 2016, the Partnership had issued and sold 944,700 common units at an average price per unit of $17.21 through its ATM program. The Partnership used the net proceeds of $15.8 million for general partnership purposes, including repayment of outstanding debt, acquisitions and capital expenditures.
On September 26, 2016, the Company entered into the Midstream Purchase Agreement by and between the Company and the Partnership. Pursuant to the terms of the Midstream Purchase Agreement, as amended, immediately following the close of the Vantage Acquisition on October 19, 2016, the Partnership acquired from Rice Energy the Vantage Midstream Entities. The Partnership’s acquisition of the Vantage Midstream Entities from Rice Energy Operating is accounted for as a combination of entities under common control at historical cost. In consideration for the acquisition of the Vantage Midstream Asset Acquisition, the Partnership paid Rice Energy Operating $600.0 million in aggregate cash consideration, which the Partnership funded through the net proceeds of a private placement of Partnership common units and borrowings under its revolving credit facility. In addition, in connection with the Vantage Midstream Asset Acquisition, the Partnership acquired a 67.5% interest in the Wind Ridge Gathering System previously owned by Access Midstream Partners for approximately $14.3 million, of which $10.9 million was ascribed to property and equipment and $3.4 million to goodwill.
On October 7, 2016, the Partnership issued 20,930,233 common units representing limited partner interests in the Partnership in a private placement (the “Private Placement”) for gross proceeds of approximately $450.0 million, or $21.50 per unit. After deducting underwriting discounts and commissions of approximately $9.4 million, the Partnership received net proceeds of $440.6 million. The Partnership used the proceeds of the Private Placement to fund a portion of the Vantage Midstream Asset Acquisition.

The following table presents the Partnership’s common and subordinated units issued from January 1, 2015 through December 31, 2016:

	Limited Partners			GP Holdings
	Common	Subordinated	Total	Ownership %
Balance, January 1, 2015	28,753,623	28,753,623	57,507,246	50%
Equity offering in November 2015	13,409,961	—	13,409,961
Vested phantom units, net	165	—	165
Balance, December 31, 2015	42,163,749	28,753,623	70,917,372	41%
Equity offering in June 2016	9,200,000	—	9,200,000
Equity offering in October 2016	20,930,233	—	20,930,233
Common units issued under ATM program	944,700	—	944,700
Vested phantom units, net	280,451	—	280,451
Balance, December 31, 2016	73,519,133	28,753,623	102,272,756	28%
As of December 31, 2016 and 2015, GP Holdings owned approximately 28% and 41%, respectively, and Rice Energy Operating indirectly owned approximately 26% and 41% of the Partnership, respectively, consisting of 3,623 common units, 28,753,623 subordinated units and all of the incentive distribution rights. The 16.49% membership interest in Rice Energy Operating owned by the Vantage Sellers does not impact Rice Energy Operating’s indirect ownership in the Partnership.
The Company consolidates the results of the Partnership and records an income tax provision only as to its ownership percentage. The Company records the noncontrolling interest of the public limited partners in its consolidated financial statements for net income of the Partnership attributed to third party unitholders for periods subsequent to the RMP IPO. Net income attributable to noncontrolling interests, before taking into consideration the Vantage Sellers membership interest of 16.49% and EIG’s 8.25% ownership interest in GP Holdings, was $80.0 million and $23.3 million for the years ended December 31, 2016 and 2015, respectively.
On January 20, 2017, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders for the fourth quarter of 2016 of $0.2505 per common and subordinated unit. The cash distribution was paid on February 16, 2017 to unitholders of record at the close of business on February 7, 2017. Also on February 16, 2017, a cash distribution of $0.9 million was made to GP Holdings related to its incentive distribution rights in the Partnership in accordance with the Partnership agreement.

8.	Financial Information by Business Segment
As a result of changes to the Company’s operations in the first quarter of 2016, management evaluated how the Company is organized and operates and identified the Exploration and Production segment, the Rice Midstream Holdings segment and the Rice Midstream Partners segment as separate operating segments. The segments represent components of the Company that engage in activities (a) from which revenue is earned and expenses are incurred; (b) whose operating results are regularly reviewed by the Chief Operating Decision Maker, who makes decisions about resources to be allocated to the segment and (c) for which discrete financial information is available. As a result of the changes to the Company’s operating segments, all prior period information has been revised to reflect the new operating segment structure. Operating segments are evaluated on their contribution to the Company’s consolidated results based on operating income. Other income and expenses, interest and income taxes are managed on a consolidated basis. The segment accounting policies are the same as those described in Note 1 of this report.
The operating results and assets of the Company’s reportable segments were as follows as of and for the year ended December 31, 2016:

(in thousands)	Exploration and Production	Rice Midstream Holdings	Rice Midstream Partners	Elimination of Intersegment Transactions	Consolidated Total
Total operating revenues	$677,849	$63,934	$201,623	$(164,500)	$778,906
Total operating expenses	844,756	50,325	74,681	(125,826)	843,936
Operating (loss) income	$(166,907)	$13,609	$126,942	$(38,674)	$(65,030)

Segment assets	$6,120,530	$360,292	$1,399,217	$(62,517)	$7,817,522
Goodwill	$384,431	$—	$494,580	$—	$879,011
Depreciation, depletion and amortization	$350,187	$5,760	$25,170	$(12,662)	$368,455
Capital expenditures for segment assets	$690,212	$110,889	$118,087	$(38,673)	$880,514
The operating results and assets of the Company’s reportable segments were as follows as of and for the year ended December 31, 2015:

(in thousands)	Exploration and Production	Rice Midstream Holdings	Rice Midstream Partners	Elimination of Intersegment Transactions	Consolidated Total
Total operating revenues	$452,962	$27,364	$114,459	$(92,644)	$502,141
Total operating expenses	944,117	13,671	52,423	(69,903)	940,308
Operating (loss) income	$(491,155)	$13,693	$62,036	$(22,741)	$(438,167)

Segment assets	$2,982,793	$300,148	$689,790	$(23,633)	$3,949,098
Goodwill	$—	$—	$39,142	$—	$39,142
Depreciation, depletion and amortization	$308,194	$2,786	$16,399	$(4,595)	$322,784
Capital expenditures for segment assets	$869,134	$156,013	$248,463	$(27,336)	$1,246,274

The operating results and assets of the Company’s reportable segments were as follows as of and for the year ended December 31, 2014:

(in thousands)	Exploration and Production	Rice Midstream Holdings	Rice Midstream Partners	Elimination of Intersegment Transactions	Consolidated Total
Total operating revenues	$385,438	$852	$6,448	$(1,796)	$390,942
Total operating expenses	356,019	10,126	37,015	(1,796)	401,364
Operating income (loss)	$29,419	$(9,274)	$(30,567)	$—	$(10,422)

Segment assets	$2,935,814	$149,044	$443,091	$—	$3,527,949
Goodwill	$294,908	$—	$39,142	$—	$334,050
Depreciation, depletion and amortization	$151,900	$205	$4,165	$—	$156,270
Capital expenditures for segment assets	$693,129	$107,319	$169,826	$—	$970,274

9.	Commitments and Contingencies
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
Firm Transportation
The Company has commitments for gathering and firm transportation under existing contracts with third parties. Future payments under these contracts as of December 31, 2016 totaled $4,917.2 million (2017 - $165.6 million, 2018 - $240.7 million, 2019 - $234.0 million, 2020 - $233.7 million, 2021 - $233.4 million and thereafter - $3,809.8 million).
Drilling Rig Service Commitments
The Company has three horizontal rigs under contract, of which two expire in 2017 and one expires in 2018. The Company also has one tophole drilling rig under contract, which expires in 2018. Future payments under these contracts as of December 31, 2016 totaled $36.7 million (2017 - $27.7 million and 2018 - $9.0 million). Any other rig performing work for the Company is performed on a well-by-well basis and therefore can be released without penalty at the conclusion of drilling on the current well, the costs of which have not been included in the amounts above. The values above represent the gross amounts that the Company is committed to pay without regard to its proportionate share based on its working interest.
Frac Sand Commitments
Commencing in January 2017, the Company has commitments for frac sand to be used as a proppant in its hydraulic fracturing operations. Future commitments under these contracts as of December 31, 2016 totaled $45.7 million (2017 - $15.2 million, 2018 - $15.2 million and 2019 - $15.4 million).
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
In 2016, the Company reached a settlement with the Pennsylvania Department of Environmental Protection (“PADEP”) related to civil penalties for certain Notices of Violations (“NOVs”) received from December 2011 through April 2016 under the Clean Streams Law, the 2012 Oil and Gas Act, the Solid Waste Management Act, and the Dam Safety and Encroachments Act and has paid fines to settle such NOVs with the PADEP for $3.6 million.

10.	Mezzanine Equity
On February 17, 2016, the Company, Midstream Holdings and GP Holdings entered into a securities purchase agreement (the “Securities Purchase Agreement”) with EIG Energy Fund XVI, L.P., EIG Energy Fund XVI-E, L.P., and EIG Holdings (RICE) Partners, LP (collectively, the “Investors”) pursuant to which (i) Midstream Holdings agreed to issue and sell 375,000 Series B Units (“Series B Units”) with an aggregate liquidation preference of $375.0 million and (ii) GP Holdings agreed to issue and sell common units representing an 8.25% limited partner interest in GP Holdings (“GP Common Units”) for aggregate consideration of $375.0 million in a private placement (the “Midstream Holdings Investment”) exempt from the registration requirements under the Securities Act. In conjunction with the Securities Purchase Agreement, Midstream Holdings issued 1,000 Series A Units to Rice Energy Operating. The Midstream Holdings Investment closed on February 22, 2016 (the “Closing Date”).
In connection with the Closing Date, (i) REO and the Investors entered into the Amended and Restated Limited Liability Company Agreement of Midstream Holdings (the “LLC Agreement”), which defines the preferences, rights, powers and duties of holders of the Series B Units and (ii) Rice Midstream GP Management LLC (“GP Management”), as general partner of GP Holdings, and Midstream Holdings and the Investors, as limited partners, entered into the Amended and Restated Agreement of Limited Partnership of GP Holdings, which defines the preferences, rights, powers and duties of holders of the GP Holdings Common Units (the “GP Holdings A&R LPA”).
In connection with the Midstream Holdings Investment, Midstream Holdings received gross proceeds of $375.0 million, less transaction fees and expenses of approximately $6.2 million. Midstream Holdings used approximately $69.0 million of the proceeds to reduce outstanding borrowings under the Midstream Holdings Revolving Credit Facility, and $300.0 million was distributed to the Company.
Series B Units
Pursuant to the LLC Agreement, the Series B Units rank senior to all other equity interests in Midstream Holdings with respect to the payment of distributions and distribution of assets upon liquidation, dissolution and winding up. The Series B Units will pay quarterly distributions at a rate of 8% per annum, payable in cash or “in-kind” through the issuance of additional Series B Units, subject to certain exceptions, at Midstream Holdings’ option for the first two years, and in cash thereafter. Distributions are payable on January 1, April 1, July 1 and October 1 of each year that the Series B Units remain outstanding. For the year ended December 31, 2016, the Company paid $26.2 million in distributions, of which $14.7 million was paid in cash and $11.5 million was paid in-kind.
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
In relation to the Series B Units, the occurrence of certain events or violations of certain financial and non-financial restrictions will constitute “Triggering Events” (as defined in the Securities Purchase Agreement) that may result in various consequences, including additional restrictions on the activities of Midstream Holdings, including the termination of the Investor’s additional commitment, increases in the distribution rate, additional governance rights for the Investors and other measures depending on the applicable Triggering Event. As of December 31, 2016, the Company views the likelihood of the occurrence of a Triggering Event to be remote.

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
GP Common Units
Pursuant to the GP Holdings A&R LPA, the holders of the GP Common Units are entitled to distributions of GP Holdings in proportion to their pro rata share of the outstanding GP Common Units. Distributions will occur upon GP Holdings receipt of any distributions of cash in respect of the equity interests in the Partnership held by GP Holdings.
The Investors holding GP Common Units have tag-along rights in connection with a sale of the common equity interests in GP Holdings to a third-party. The holders of GP Common Units will have drag-along rights in connection with a sale of the majority of the common equity interests in GP Holdings to a third-party, subject to the achievement of an agreed-upon minimum return. If a qualifying initial public offering of GP Holdings is not consummated prior to the fifth anniversary of the Closing Date, the holders of the GP Common Units shall have the right to require GP Holdings to repurchase all of their GP Common Units for cash in an aggregate purchase price of $125.0 million. In the event of a Change in Control or a GP Change in Control (as each term is defined in the GP Holdings A&R LPA) of the Company, Midstream Holdings or GP Holdings, the Purchasers shall have the right to require GP Holdings to repurchase all of their GP Common Units for an aggregate purchase price of $125.0 million. The holders of the GP Common Units do not have the power to vote or dispose of the Partnership’s units held by GP Holdings.
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
From September 30, 2016 until the eighteen-month anniversary of the closing of the Midstream Holdings Investment, upon the satisfaction of certain financial and operational metrics, Midstream Holdings has the right to require the Investors to purchase additional Series B Units and GP Common Units. Midstream Holdings may require the Investors to purchase at least $25.0 million of additional units on up to three occasions, up to a total aggregate amount of $125.0 million. Pursuant to the Securities Purchase Agreement, Midstream Holdings is required to pay the Investors a quarterly cash commitment fee of 2% per annum on any undrawn amounts of the additional $125.0 million commitment. The commitment fee paid in cash was approximately $2.1 million for the year ended December 31, 2016. No additional units have been purchased by the Investors since the closing of the Midstream Holdings Investment.
As the Investors have an option to redeem the Series B Units and GP Common Units for cash at a future date, the proceeds from the redeemable noncontrolling interest (net of accretion and issuances costs and fees) are not considered to be a component of stockholders’ equity on the consolidated balance sheet, and such Series B Units and GP Common Units are reported as mezzanine equity on the consolidated balance sheet. The following table represents the value allocated to the Series B Units and GP Common Units at inception.

(in thousands)
At Inception
Noncontrolling interest in Series B Units	$341,661
Noncontrolling interest in GP Holdings Common Units	33,339
Less: issuance costs and fees	(6,242)
Carrying amount of redeemable noncontrolling interest at inception	$368,758

While the Series B Units are not currently redeemable, the initial value allocated to them will be accreted to their full redemption value through February 22, 2026 using the effective interest rate method, as it is considered probable that they will become redeemable. The following table represents detail of the balance of redeemable noncontrolling interest, net on the consolidated balance sheet as of December 31, 2016.

(in thousands)
As of December 31, 2016
Face amount of Series B Units	$375,000
Plus: distributions paid in kind	11,504
Less: discount	(31,592)
Carrying amount of noncontrolling interest in Series B Units	354,912
Plus: Noncontrolling interest in GP Holdings Common Units	33,339
Less: unamortized issuance costs and fees	(5,726)
Redeemable noncontrolling interest, net	$382,525

11.	Lease Obligations
The Company leases drilling rights under agreements which expire at various times. In addition, the Company leases various office spaces under lease agreements. The following represents the future minimum lease payments under these agreements as of December 31, 2016:

(in thousands)
2017	$27,878
2018	13,536
2019	5,165
2020	3,772
2021 and thereafter	39,999
Total future minimum lease payments	$90,350
Current lease obligations related to future minimum payments for leasehold bonuses are included in leasehold payable in the accompanying consolidated balance sheets.

12.	Asset Retirement Obligations
The Company is subject to certain legal requirements which result in recognition of a liability related to the obligation to incur future plugging and abandonment costs of oil and gas producing facilities and costs to reclaim drilling sites and dismantle and reclaim or dispose of water services assets, wells and related structures. The Company records a liability for such asset retirement obligations and capitalizes a corresponding amount for asset retirement costs. The liability is estimated using the present value of expected future cash flows, adjusted for inflation and discounted at the Company’s credit adjusted risk-free rate. The current portion of asset retirement obligations are recorded in other accrued liabilities and the long term portion of asset retirement obligations are recorded in other long-term liabilities on the consolidated balance sheets.
A reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for the years ended December 31, 2016 and 2015 is as follows:

(in thousands)
Balance at December 31, 2014	$9,542
Liabilities incurred	5,198
Liabilities settled	(1,131)
Accretion expense	890
Revisions in estimated cash flows	(3,085)
Balance at December 31, 2015	$11,414
Liabilities incurred	1,692
Liabilities assumed in Vantage Acquisition	33,401
Liabilities settled	(46)
Accretion expense	1,372
Revisions in estimated cash flows (1)	25,708
Balance at December 31, 2016	$73,540

(1)
Current year revisions relate to an increase in the Company’s estimated cost to plug and abandon wells due to increased regulation of the locations in which the Company operates, as well as increases in estimated service costs.

13.	Stockholders’ Equity
The Company’s Board of Directors did not declare or pay a dividend for the twelve months ended December 31, 2016. On January 20, 2017, a cash distribution of $0.2505 per common and subordinated unit was declared by the Partnership to the Partnership’s unitholders related to the fourth quarter of 2016. The cash distribution was paid on February 16, 2017 to unitholders of record at the close of business on February 7, 2017. Also on February 16, 2017, a cash distribution of $0.9 million was made to GP Holdings related to its incentive distribution rights in the Partnership in accordance with the partnership agreement.
On April 15, 2016, the Company issued and completed a public offering (the “April 2016 Equity Offering”) of an aggregate of 34,337,725 shares of common stock at a price to the public of $16.35 per share, which included 20,000,000 shares sold by the Company and 9,858,891 shares sold by NGP Rice Holdings LLC (“NGP Holdings”). On April 21, 2016, NGP Holdings sold an additional 4,478,834 shares of common stock pursuant to the exercise of the underwriter’s option to purchase additional shares. After deducting underwriting discounts and commissions of $15.0 million and transaction costs, the Company received net proceeds of $311.8 million. The Company received no proceeds from the sale of shares by NGP Holdings. The Company used the net proceeds of the April 2016 Equity Offering for general corporate purposes.
On September 30, 2016, the Company issued and completed the September 2016 Equity Offering of an aggregate of 40,000,000 shares of common stock at a price to the public of $25.50 per share. On October 11, 2016, the Company sold an additional 6,000,000 shares of common stock pursuant to the exercise of the underwriters’ option to purchase additional shares of common stock in connection with the September 2016 Equity Offering. After deducting underwriting discounts and commissions of approximately $17.9 million and transaction costs, the Company received net proceeds of approximately $1.2 billion, which includes proceeds from the exercised underwriters’ option. The Company used the net proceeds from the offering primarily to fund a portion of the Vantage Acquisition. The Company will use the remaining proceeds for general corporate purposes.

The Company’s authorized common stock includes 650,000,000 shares of common stock, $0.01 par value per share. The following table presents a summary of changes to the Company’s common shares from January 1, 2015 through December 31, 2016:

Balance, January 1, 2015	136,280,766
Conversion of warrants into shares of common stock	8,331
Common stock awards vested, net	98,097
Balance, December 31, 2015	136,387,194
April 2016 Equity Offering	20,000,000
September 2016 Equity Offering	46,000,000
Conversion of warrants into shares of common stock	30,242
Common stock awards vested, net	189,472
Balance, December 31, 2016	202,606,908

14.	Incentive Units
In connection with the Company’s IPO and the related corporate reorganization, the REO incentive unit holders contributed their REO incentive units to NGP Holdings and Rice Energy Holdings LLC (“Rice Holdings”) in return for (i) incentive units in such entities that, in the aggregate, were substantially similar to the REO incentive units they previously held and (ii) shares of common stock in the amount of $3.4 million related to the extinguishment of the incentive burden attributable to Mr. Daniel J. Rice III. No payments were made in respect of incentive units prior to the completion of the Company’s IPO. As a result of the IPO, the payment likelihood related to the NGP Holdings and Rice Holdings incentive units was deemed probable, requiring the Company to recognize compensation expense. The compensation expense related to these interests is treated as additional paid in capital from NGP Holdings and Rice Holdings in the Company’s financial statements and is not deductible for federal or state income tax purposes. The compensation expense recognized is a non-cash charge, with the settlement obligation resting on NGP Holdings and Rice Holdings, and as such the incentive units are not dilutive to Rice Energy Inc.
NGP Holdings
The NGP Holdings incentive units are considered a liability-based award and are adjusted to fair market value on a quarterly basis until all payments have been made. As a result of NGP’s sale of its remaining shares of the Company’s common stock in connection with the Company’s April 2016 Equity Offering, NGP Holdings paid approximately $47.5 million to holders of certain classes of NGP Holdings incentive units which resulted in the settlement of the remaining NGP Holdings incentive unit obligation. As such, the cumulative expense attributable to the NGP Holdings incentive units as of June 30, 2016 was adjusted to equal the cumulative cash payments made by NGP Holdings to NGP Holdings incentive unit holders. As a result, the Company recognized $27.3 million of compensation expense for the year ended December 31, 2016. No future expense will be recognized related to the NGP Holdings incentive units as a result of the April 2016 settlement of the remaining NGP Holdings incentive unit obligation. The Company recognized ($24.3) million and $44.5 million of non-cash compensation (income) expense for the twelve months ended December 31, 2015 and 2014.
Rice Holdings
The Rice Holdings incentive units are considered an equity-based award with the fair value of the award determined at the grant date and amortized over the service period of the award using the straight-line method. Compensation expense relative to the Rice Holdings incentive units was $24.5 million, $33.7 million and $41.7 million for the year ended December 31, 2016, 2015 and 2014, respectively. The Company will recognize approximately $14.7 million of additional compensation expense over the next year related to the Rice Holdings incentive units.
In August 2014, the triggering event for the Rice Holdings incentive units was achieved. As a result, in September 2014, 2015, and 2016 Rice Holdings distributed one quarter, one third and one half, respectively, of its then-remaining assets (consisting solely of shares of the Company’s common stock) to its members pursuant to the terms of its limited liability company agreement. In addition, in September 2017, Rice Holdings will distribute all of its then-remaining assets (consisting solely of shares of the Company’s common stock) to its members pursuant to the terms of its limited liability company agreement.  As a result, over time, the shares of the Company’s common stock held by Rice Holdings will be transferred in their entirety to the members of Rice Holdings.

Combined
Total combined compensation expense (income) attributable to the incentive units was $51.8 million, $36.1 million and $106.0 million for the year ended December 31, 2016, 2015 and 2014, respectively. Of the total compensation expense recognized for the year ended December 31, 2015, approximately $12.8 million related to changes in certain service condition assumptions.
The three tranches of the incentive units having a time vesting feature were fully vested as of December 31, 2016.
Two tranches of the incentive units do not have a time vesting feature, and their payouts are triggered upon a future payment condition. As such, none of these awards have legally vested as of December 31, 2016. The fair value of the incentive units was estimated using a Monte Carlo simulation valuation model with the following assumptions:

Rice Holdings
Valuation Date	1/29/2014
Dividend Yield	0.00%
Expected Volatility	47.00%
Risk-Free Rate	1.11%
Expected Life (Years)	4.0

Rice Holdings
Valuation Date	4/14/2014
Dividend Yield	0.00%
Expected Volatility	45.19%
Risk-Free Rate	1.13%
Expected Life (Years)	3.8

Rice Holdings
Valuation Date	4/16/2014
Dividend Yield	0.00%
Expected Volatility	44.32%
Risk-Free Rate	1.18%
Expected Life (Years)	3.8

15.	Variable Interest Entities
Pursuant to an evaluation performed upon adoption of ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” the Company concluded that the Partnership, GP Holdings, Strike Force Midstream LLC (“Strike Force Midstream”), a subsidiary of Midstream Holdings and Gulfport Midstream Holdings LLC (“Gulfport Midstream”), a wholly owned subsidiary of Gulfport, and Rice Energy Operating each meet the criteria for variable interest entity (“VIE”) classification, as described in further detail below.
Rice Midstream Partners LP
The Company evaluated the Partnership for consolidation and determined the Partnership to be a VIE. The Company determined that the primary beneficiary of the Partnership is GP Holdings. As of December 31, 2016, Midstream Holdings held a significant indirect interest in the Partnership through (i) its ownership of a 91.75% limited liability partnership interest in GP Holdings, which owned an approximate 28% limited partner interest in the Partnership, and (ii) through ownership of its wholly-owned subsidiary Rice Midstream Management LLC (the “GP”), which holds all of the substantive voting and participating rights in the Partnership. As a result, through this ownership, the Company holds the power to direct the activities of the Partnership that most significantly impact the Partnership’s economic performance and the obligation to absorb losses or the right to receive benefits from the Partnership that could potentially be significant to the Partnership.
As of December 31, 2016, the Company consolidated the Partnership, recording noncontrolling interest related to the net income of the Partnership attributable to its public unitholders. The following table presents summary information of assets and liabilities of the Partnership that is included in the Company’s consolidated balance sheets that are for the use or obligation of the Partnership.

(in thousands)	December 31, 2016	December 31, 2015
Assets (liabilities):
Cash	$21,834	$7,597
Accounts receivable	8,758	9,926
Other current assets	64	192
Property and equipment, net	805,027	578,026
Goodwill and intangible assets, net	539,105	85,301
Deferred financing costs, net	12,591	2,310
Accounts payable	(4,172)	(13,484)
Accrued capital expenditures	(9,074)	(15,277)
Other current liabilities	(8,376)	(3,067)
Long-term debt	(190,000)	(143,000)
Other long-term liabilities	(5,189)	(3,128)
The following table presents summary information of the Partnership’s financial performance included in the consolidated statements of operations and cash flows for the twelve months ended December 31, 2016 and 2015, inclusive of affiliate amounts.

	Years Ended December 31,
(in thousands)	2016	2015
Operating revenues	$201,623	$114,459
Operating expenses	74,681	52,423
Net income	121,610	52,495

Net cash provided by operating activities	$154,117	$70,006
Net cash used in investing activities	(721,087)	(379,991)
Net cash provided by financing activities	581,207	290,748
The following table presents the Company’s change in limited partner ownership of the Partnership for the periods presented.

As of:	Partnership units owned by GP Holdings (Common and Subordinated)	Total Partnership Units Outstanding	GP Holdings % Ownership in the Partnership	% Ownership in the Partnership Retained by the Company
December 31, 2015	28,757,246	70,917,372	41%	41%
Equity offering in June 2016	—	9,200,000
Equity offering in October 2016	—	20,930,233
Units issued under ATM program	—	944,700
Vested phantom units, net	—	280,451
December 31, 2016	28,757,246	102,272,756	28%	26%
Rice Midstream GP Holdings LP
The Company evaluated GP Holdings for consolidation and determined GP Holdings to be a VIE. The Company determined that the primary beneficiary of GP Holdings is Midstream Holdings. Midstream Holdings holds a 91.75% limited partnership interest in GP Holdings and GP Management holds all of the substantive voting and participating rights to direct the activities of GP Holdings. As a result, through this ownership, the Company holds the power to direct the activities of GP Holdings that most significantly impact GP Holdings’ economic performance and the obligation to absorb losses or the right to receive benefits from GP Holdings that could potentially be significant to GP Holdings.
As of December 31, 2016, the Company consolidates GP Holdings, recording noncontrolling interest related to the ownership interests of GP Holdings attributable to the Investors. GP Holdings has no significant assets, liabilities or operations other than consolidation of the Partnership.
Strike Force Midstream Holdings LLC
On February 1, 2016, Strike Force Midstream Holdings LLC (“Strike Force Holdings”), a wholly-owned subsidiary of Midstream Holdings, and Gulfport Midstream Holdings entered into an Amended and Restated Limited Liability Company Agreement (the “Strike Force LLC Agreement”) of Strike Force Midstream to engage in the natural gas midstream business in approximately 319,000 acres in Belmont and Monroe Counties, Ohio. Under the terms of the Strike Force LLC Agreement, Strike Force Holdings made an initial contribution to Strike Force Midstream of certain pipelines, facilities and rights of way and cash in the amount of $41.0 million in exchange for a 75% membership interest in Strike Force Midstream. Gulfport Midstream made an initial contribution of a gathering system and related assets in exchange for a 25% membership interest in Strike Force Midstream. The assets contributed by Gulfport Midstream have a fair value of $22.5 million, which was determined using Level 3 valuation inputs included in the discounted cash flow method within the income approach. The income approach includes estimates and assumptions related to future throughput volumes, operating costs, capital spending and changes in working capital. Estimating the fair value of these assets required judgment and determining the fair value is sensitive to changes in assumptions. Additionally, on February 1, 2016, Strike Force Midstream and Strike Force Holdings entered into a services agreement whereby Strike Force Holdings will provide all of the services necessary to operate, manage and maintain Strike Force Midstream.
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
As of December 31, 2016, the Company consolidates Strike Force Midstream, recording noncontrolling interest related to the ownership interests of Strike Force Midstream attributable to Gulfport Midstream. The following table presents summary information of assets and liabilities of Strike Force Midstream that is included in the Company’s consolidated balance sheet that are for the use or obligation of Strike Force Midstream.

(in thousands)	December 31, 2016
Assets (liabilities):
Cash	$36,572
Accounts receivable	2,529
Property and equipment, net	100,232
Accounts payable	(3,863)
Accrued capital expenditures	(18,962)
Other current liabilities	(44)
The following table presents summary information for Strike Force Midstream’s financial performance included in the consolidated statement of operations and cash flows for the period from February 1, 2016 through December 31, 2016, inclusive of affiliate amounts.

(in thousands)
Operating revenues	$7,687
Operating expenses (1)	26,059
Net loss	(18,354)

Net provided by operating activities	$835
Net cash used in investing activities	(49,263)
Net cash provided by financing activities	85,000

(1)	As of December 31, 2016, the Company recorded a $20.3 million impairment related to pipeline assets that were decommissioned.
Rice Energy Operating LLC
Following completion of the Vantage Acquisition, the Company operates the Vantage assets through Rice Energy Operating. As part of the consideration for the Vantage Acquisition, the Vantage Sellers received an aggregate 16.49% membership interest in Rice Energy Operating. The reduction in the Company’s ownership of Rice Energy Operating resulted in an increase in noncontrolling interests and additional paid in capital as reflected in the Change in ownership of consolidated subsidiaries within the Statements of Consolidated Equity. In connection with the issuance of such membership interests to the Vantage Sellers, the Company and the Vantage Sellers entered into the Third A&R LLC Agreement. Under the Third A&R LLC Agreement, the Company controls all of the day-to-day business affairs and decision making of Rice Energy Operating without approval of any other member, unless otherwise stated in the Third A&R LLC Agreement. As such, the Company, through its officers and directors, are responsible for all operational and administrative decisions of Rice Energy Operating and the day-to-day management of Rice Energy Operating’s business. Pursuant to the terms of the Third A&R LLC Agreement, the Company cannot, under any circumstances, be removed or replaced as the sole manager of Rice Energy Operating, except by its own election so long as it remains a member of Rice Energy Operating.
The Company evaluated Rice Energy Operating for consolidation and determined it to be a VIE. The Company determined that it is the primary beneficiary of Rice Energy Operating as it had both (i) the power, through control of all day-to-day business affairs and decision making of Rice Energy Operating that most significantly impact its economic performance and (ii) obligation to absorb losses or the right to receive benefits through its 83.51% membership interest in Rice Energy Operating. The 16.49% ownership held by the Vantage Sellers as of December 31, 2016 is presented as noncontrolling interest in the consolidated financial statements.
As of December 31, 2016, the Company consolidates Rice Energy Operating, recording noncontrolling interest related to the ownership interests of Rice Energy Operating attributable to the Vantage Sellers. The financial results of Rice Energy Operating do not materially differ from the Company’s year-end 2016 consolidated financial statements.

16.	Stock-Based Compensation
From time to time, the Company grants stock-based compensation awards to certain non-employee directors and employees under its long-term incentive plan (the “LTIP”). Pursuant to the LTIP, the aggregate maximum number of shares of common stock issued under the LTIP will not exceed 17,500,000 shares. The Company has granted both restricted stock units, which vest upon the passage of time, and performance units, which vest based upon attainment of specified company performance criteria.
Restricted Stock Unit Awards
Restricted stock unit awards are valued based upon the price of the Company’s common stock on the grant date and vest over periods from one to three years, with compensation expense being recognized on a straight-line basis over the requisite service period. Compensation expense related to the restricted stock unit awards was $9.6 million, $5.7 million and $2.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is recorded in general and administrative, lease operating and midstream operating and maintenance expenses on the consolidated statements of operations. The following table summarizes the restricted stock unit award activity during the year ended December 31, 2016 and 2015.

	Number of shares	Weighted average grant date fair value
Total unvested, January 1, 2015	322,659	$28.38
Granted	538,637	19.25
Vested	(121,138)	27.98
Forfeited	(34,027)	24.13
Total unvested, December 31, 2015	706,131	21.69
Granted	1,336,525	10.85
Vested	(271,364)	21.99
Forfeited	(133,593)	14.89
Total unvested - December 31, 2016	1,637,699	$13.35
The following table details the scheduled vesting of the outstanding unvested restricted stock unit awards at December 31, 2016.

Vesting Date	Number of shares
2017	658,723
2018	593,192
2019	376,730
2020	9,054
1,637,699
Total unrecognized compensation expense expected to be recognized in the future related to the restricted stock unit awards as of December 31, 2016 is $12.6 million.
Performance Stock Unit Awards
Under the LTIP, the Company has granted certain employees performance stock unit awards, which entitles the holders to shares of common stock subject to the achievement of certain performance metrics established by the Compensation Committee of the Board of Directors. Each grant of performance stock units is subject to a designated three-year initial performance period. The number of performance stock units to be earned is subject to a market condition, which is based on a comparison of the total shareholder return (“TSR”) and the absolute shareholder return (“ASR”) achieved with respect to shares of the Company’s common stock against the TSR and ASR achieved by a defined peer group at the end of the performance period. Depending on the Company’s performance relative to the defined peer group, award recipients will earn between 0% and 200% of the initial performance stock units granted. The following table summarizes the performance stock unit award activity during the year ended December 31, 2016 and 2015.

	Number of shares	Weighted average grant date fair value
Total unvested, January 1, 2015	270,104	$29.05
Granted	432,626	18.95
Vested	—	—
Forfeited	(6,120)	22.94
Total unvested, December 31, 2015	696,610	22.83
Granted	979,970	8.97
Vested	—	—
Forfeited	(25,866)	15.10
Total unvested - December 31, 2016	1,650,714	$14.72
The following table details the scheduled vesting of the outstanding unvested performance stock unit awards at December 31, 2016.

Vesting Date	Number of shares
2017	263,206
2018	422,052
2019	965,456
1,650,714
The compensation expense related to these awards is being recognized on a straight-line basis and the awards will cliff vest over the requisite service period of approximately three years. Compensation expense related to the performance unit stock awards was $10.0 million, $6.7 million and $2.8 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is recorded in general and administrative expenses on the consolidated statements of operations.
The Company uses a Monte Carlo simulation valuation model to determine the fair value of the performance stock unit awards on the grant date. The key valuation assumptions for the Monte Carlo model are the initial value, risk-free interest rate, volatility and correlation coefficients. The risk-free interest rate is the U.S. Treasury bond rate on the date of grant. The initial value is the average of the volume weighted average prices for the 20 trading days prior to the start of the performance cycle for the Company and each of its peers. Volatility is the standard deviation of the average percentage change in stock price over a historical period for the Company and each of its peers. The correlation coefficients are measures of the strength of the linear relationship between and amongst the Company and its peers estimated based on historical stock price data.
The following table presents information regarding the assumptions used in determining the fair value of the performance stock unit awards granted in 2016, 2015 and 2014.

	2016	2015	2014
Dividend Yield	0.00%	0.00%	0.00%
Expected Volatility	64.34%	49.69%	43.73%
Risk-Free Rate	0.91%	1.00%	0.70%
Expected Life (Years)	2.84	2.89	2.65
Weighted average fair value of performance stock unit awards	$10.78	$21.61	$38.77
Total unrecognized compensation expense expected to be recognized in the future related to the performance stock unit awards as of December 31, 2016 is $10.6 million.
RMP Phantom Unit Awards
Additionally, from time to time, phantom unit awards are granted under the Rice Midstream Partners LP 2014 Long Term Incentive Plan (“RMP LTIP”) to certain non-employee directors of the Partnership and executive officers and employees of the Company that provide services to the Partnership under an omnibus agreement. Pursuant to the RMP LTIP, the maximum aggregate number of common units that may be issued pursuant to any and all awards under the RMP LTIP shall not exceed

5,000,000 common units, subject to adjustment due to recapitalization or reorganization, or related to forfeitures or the expiration of awards, as provided under the RMP LTIP. The equity-based awards are valued based upon the price of the Partnership’s common units on the grant date and will cliff vest over the requisite service period from one to two years. The Partnership recorded $2.8 million, $4.1 million and $0.1 million of stock compensation expense related to these awards for the years ended December 31, 2016, 2015 and 2014, respectively, and is recorded in general and administrative and midstream operating and maintenance expenses within the Company’s consolidated statements of operations. Total unrecognized compensation expense expected to be recognized over the remaining vesting period as of December 31, 2016 is $0.2 million for these awards.
The following table summarizes the activity for the equity-based awards during the year ended December 31, 2016 and 2015.

	Number of units	Weighted average grant date fair value
Total unvested, January 1, 2015	434,094	$16.50
Granted	18,196	16.87
Vested	(242)	16.50
Forfeited	(19,420)	16.50
Total unvested, December 31, 2015	432,628	16.52
Granted	30,352	17.81
Vested	(399,158)	16.52
Forfeited	(33,470)	16.50
Total unvested - December 31, 2016	30,352	$17.81
Combined
Further information on stock-based compensation recorded for the years ended December 31, 2016, 2015 and 2014 in the consolidated financial statements is detailed below.

	Year Ended December 31,
(in thousands)	2016	2015	2014
General and administrative expense	$21,290	$16,528	$5,553
Lease operating and midstream operation and maintenance expense	625	—	—
Property, plant and equipment, net	578	—	—
Total cost of stock-based compensation plans	$22,493	$16,528	$5,553

17.	Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share takes into account the dilutive effect of potential common stock that could be issued by the Company in conjunction with stock awards that have been granted to directors and employees. The following is a calculation of the basic and diluted weighted-average number of shares of common stock outstanding and EPS for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
Income (loss) (numerator):
Net (loss) income attributable to Rice Energy (in thousands)	$(269,751)	$(291,336)	$218,454
Less: Preferred dividends on redeemable noncontrolling interest	(26,176)	—	—
Less: Accretion of redeemable noncontrolling interest	(2,274)	—	—
Net (loss) income available to common stockholders	(298,201)	(291,336)	218,454

Weighted-average shares (denominator):
Weighted-average number of shares of common stock - basic	162,225,505	136,344,076	128,151,171
Weighted-average number of shares of common stock - diluted	162,225,505	136,344,076	128,255,155

Income (loss) earnings per share:
Basic	$(1.84)	$(2.14)	$1.70
Diluted	$(1.84)	$(2.14)	$1.70
There were no conversions of the 40,000,000 Rice Energy Operating common units (the “REO Common Units”) into Company common stock for the period from October 19, 2016 through December 31, 2016. The REO Common Units were issued in connection with the Vantage Acquisition and the holders of the REO Common Units, other than the Company, are entitled to redeem, from time to time, all or a portion of their REO Common Units. Each REO Common Unit will be redeemed for, at Rice Energy Operating’s option, a newly-issued share of common stock of the Company or a cash payment equal to the volume-weighted average closing price of a share of the Company’s common stock for the five trading days prior to and including the last full trading day immediately prior to the date that the member delivers a notice of redemption (subject to customary adjustments, including for stock splits, stock dividends and reclassifications). Upon the exercise of the redemption right, the redeeming member surrenders its REO Common Units to Rice Energy Operating and the corresponding number of 1/1000ths of shares of preferred stock in respect of each redeemed Common Unit to Rice Energy Operating for cancellation. For the year ended December 31, 2016, 11,075,107 shares attributable to equity awards and convertible securities were not included in the diluted earnings per share calculation. For the year ended December 31, 2015, 133,611 shares attributable to equity awards were not included in the diluted earnings per share calculation as the Company incurred a net loss for the period presented herein.
18.    Income Taxes
The Company is a corporation under the Internal Revenue Code subject to federal income tax at a statutory rate of 35% of pretax earnings. We did not report any income tax benefit or expense for periods prior to the consummation of our IPO in January 2014 because Rice Drilling B, our accounting predecessor, is a limited liability company that was not subject to federal income tax. The reorganization of our business into a corporation in connection with the closing of our IPO required the recognition of a deferred tax asset or liability for the initial temporary differences at the time of our IPO. The resulting deferred tax liability of approximately $162.3 million was recorded in equity at the date of the completion of our IPO as it represents a transaction among shareholders. Additionally, the pro forma EPS for the year ended December 31, 2014 disclosed in the accompanying consolidated statements of operations assumes a statutory tax rate.
The components of the income tax provision are as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Current tax (benefit) expense:
Federal	$33,086	$4,039	$3,961
State	—	—	—
Total	33,086	4,039	3,961
Deferred tax (benefit) expense:
Federal	(150,538)	19,878	68,846
State	(24,760)	(11,799)	18,793
Total	(175,298)	8,079	87,639
Total income tax (benefit) expense	$(142,212)	$12,118	$91,600
The effective tax rate for the year ended December 31, 2016 differs from the statutory rate due principally to nondeductible incentive unit expense, state income taxes and noncontrolling interest. The effective tax rate for the year ended December 31, 2015 differs from the statutory rate due principally to nondeductible incentive unit expense, impairment losses and noncontrolling interest.
Prior to 2016, the noncontrolling interest was principally due to RMP earnings. During 2016, the Company formed several partnerships in addition to RMP and these new partnerships are reflected in noncontrolling interest.
Income tax (benefit) expense differs from amounts computed at the federal statutory rate of 35% on pre-tax income as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Tax at statutory rate	$(136,861)	$(89,560)	$108,722
Permanent tax differences	41	74	18
State income taxes	(16,094)	(7,668)	12,216
Partnership earnings (1/1/14 - 1/28/14)	—	—	(66,239)
Noncontrolling partners’ share of partnership earnings	(7,326)	(8,168)	(203)
Goodwill impairment	—	103,218	—
Incentive unit expense	17,299	12,634	37,086
Other, net	729	1,588	—
Income tax (benefit) expense	$(142,212)	$12,118	$91,600
Effective tax rate	36.37%	(4.74)%	29.49%

The Company recognizes deferred tax liabilities for temporary differences between the financial statement and tax basis of assets and liabilities. The effect of changes in the tax laws or tax rates is recognized in income in the period such changes are enacted. Prior to 2016, the deferred tax liabilities primarily relate to intangible drilling costs, depreciation and depletion. As a result of the Vantage Acquisition, all intangible drilling costs and depletion reported as drilling and development costs are reclassified to the investment in partnership component. Additionally, $70.6 million of depreciation and $35.5 million of hedging loss has also been reclassified to the investment in partnerships component. The following table summarizes the source and tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 2016 and December 31, 2015.

	Year Ended December 31,
(in thousands)	2016	2015
Deferred income taxes:
Total deferred tax assets	$336,257	$299,032
Total deferred tax liabilities	(694,883)	(571,020)
Total net deferred tax liabilities	(358,626)	(271,988)

Principal components of deferred tax assets and liabilities:
Drilling and development costs expensed for tax	—	(368,949)
Tax depreciation in excess of book depreciation	4,846	(92,710)
Investment in partnerships	(694,883)	57,227
Incentive compensation	7,435	5,576
Net operating loss carryforwards	30,432	153,558
Hedging loss	20,799	(109,352)
AMT tax credit	41,085	7,999
IDC 59e election	230,351	73,977
Other	1,309	686
Total	$(358,626)	$(271,988)
As of December 31, 2016, the Company had a federal income tax net operating loss (“NOL”) carryforward of approximately $87.0 million. The associated deferred tax assets related to the NOL carryforward was $30.4 million. The NOL carryforward will expire in 2035. The value of these carryforwards depends on the Company’s ability to generate taxable income.
The Company is subject to the alternative minimum tax (“AMT”) if the computed AMT liability exceeds the regular tax liability for the year. As a result of certain AMT preference items related to intangible drilling costs, the Company has generated AMT carryforwards. Because AMT taxes paid can be credited against regular tax and have an indefinite carryforward, this item is reflected as a deferred tax asset in the amount of $41.1 million at December 31, 2016.

Pursuant to an agreement between the Partnership and the IRS regarding our 2016 tax reporting, we will have two short tax years for the calendar year 2016 as a result of a technical termination that occurred on February 22, 2016. This technical termination will result in a significant deferral of depreciation deductions that were otherwise allowable in computing the taxable income of the Partnership’s unitholders for the period February 23, 2016 through December 31, 2016. The Partnership expects to provide a single Schedule K-1 to each unitholder reflecting the unitholder’s taxable income for the full calendar year.
Based on management’s analysis, the Company did not have any uncertain tax positions as of December 31, 2016.

19.	Related Party Transactions
Prior to our IPO, the Company reimbursed Rice Energy Family Holdings, LP (“Rice Partners”) for expenses incurred on behalf of the Company. General and administrative expenses incurred by the Rice Partners and reimbursed by the Company were $1.8 million for the year ended December 31, 2014. Prior to the closing of our IPO, the Company terminated its agreement to reimburse Rice Partners for expenses incurred on its behalf.

20.	New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The FASB created Topic 606 which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. ASU 2014-09

will enhance comparability of revenue recognition practices across entities, industries and capital markets compared to existing guidance. Additionally, ASU 2014-09 will reduce the number of requirements which an entity must consider in recognizing revenue, as this update will replace multiple locations for guidance. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing.” In May 2016, the FASB issued ASU 2016-11, “Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) – Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) – Narrow Scope Improvements and Practical Expedients.” These updates do not change the core principle of the guidance in Topic 606 (as amended by ASU 2014-09), but rather provide further guidance with respect to the implementation of ASU 2014-09. The effective date for ASU 2016-10, 2016-11, 2016-12 and ASU 2014-09, as amended by ASU 2015-14, is for annual reporting periods beginning after December 15, 2017, including interim periods within those years. In preparation for the adoption of the new standard in the fiscal year beginning January 2018, the Company has obtained representative samples of contracts and other forms of agreements with its customers and are evaluating the provisions contained therein in light of the five-step model specified by the new guidance. That five-step model includes: (1) determination of whether a contract-an agreement between two or more parties that creates legally enforceable rights and obligations-exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied. The Company anticipates adopting the standard using the modified retrospective approach at adoption. The Company will be evaluating individual customer contracts within each of our business segments as we continue to evaluate the impact of the adoption of this standard.
In August 2014, the FASB issued ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which specifies the responsibility an entity’s management has to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern. The new guidance is effective for annual and interim periods beginning after December 15, 2016. The Company has adopted ASU 2014-15 in the fourth quarter of 2016 and has determined that substantial doubt does not exist about its ability to continue as a going concern.
In April 2015, the FASB issued ASU, 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplification of Debt Issuance Costs.” ASU 2015-03 was issued to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. ASU 2015-03 is effective for periods beginning after December 15, 2015. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” ASU 2015-15 clarifies the guidance in ASU 2015-03 regarding presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The Securities and Exchange Commission (“SEC”) staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted ASU 2015-03 in the first quarter of 2016 and presents debt issuance costs associated with its Notes as a deduction from the carrying amount of the Notes. The Company also adopted ASU 2015-15 in the first quarter and presents debt issuance costs associated with the Company’s revolving credit facilities as deferred financing costs, net in its consolidated balance sheets. The Company has retrospectively applied the guidance in ASU 2015-03 and ASU 2015-15, which resulted in the reclassification of $21.4 million of deferred financing costs related to the Notes from deferred financing costs, net, to long-term debt on the consolidated balance sheet at December 31, 2015.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 affects entities that issue share-based payment awards to their employees. ASU 2016-09 is designed to simplify several aspects of accounting for share-based payment award transactions, which include: (i) income tax consequences, (ii) classification of awards as either equity or liabilities, (iii) classification on the statement of cash flows and (iv) forfeiture rate calculations. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company plans to adopt ASU 2016-09 in the first quarter of 2017. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This ASU eliminates Step 2 from the goodwill impairment test which previously required measurement of any goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the new standard, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, without exceeding the total amount of goodwill allocated to that reporting unit. The provisions of this ASU are effective for fiscal years, and any interim goodwill impairment tests within those fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. A reporting entity should apply the amendment on a prospective basis. The Company plans to adopt ASU 2017-04 in the first quarter of 2017.

21.	Guarantor Financial Information
On April 25, 2014, the Company issued $900.0 million in aggregate principal amount of the 2022 Notes and on March 26, 2015, the Company issued $400.0 million in aggregate principal amount of the 2023 Notes. The obligations under the Notes are fully and unconditionally guaranteed by the Guarantors, subject to release provisions described in Note 3. In connection with the closing of the Vantage Acquisition, the Company and Rice Energy Operating entered into a Debt Assumption Agreement dated as of October 19, 2016 pursuant to which Rice Energy Operating agreed to become a co-obligor of the Notes and certain entities acquired in the Vantage Acquisition became wholly-owned became subsidiaries of Rice Energy Operating and Guarantors of the Notes. Each of the Guarantors is 100% owned by Rice Energy Operating.
The Company is a holding company whose sole material asset is an equity interest in Rice Energy Operating. The Company is a member and the sole manager of Rice Energy Operating. Rice Energy owns an approximate 83.51% membership in Rice Energy Operating as of December 31, 2016. Rice Energy is responsible for all operational, management and administrative decisions related to Rice Energy Operating’s business. In accordance with Rice Energy Operating’s Third Amended and Restated Limited Liability Company Agreement, the Company may not be removed as the sole manager of Rice Energy Operating so long as it continues to be a member of Rice Energy Operating.
As of December 31, 2016, the Company held approximately 83.51% of the economic interest in Rice Energy Operating, with the remaining 16.49% membership interest collectively held by the Vantage Sellers. The Vantage Sellers have no voting rights with respect to their membership interest in Rice Energy Operating. In connection with the closing of the Transaction, the Company issued shares of preferred stock to the Vantage Sellers in an amount equal to 1/1000 of the number of REO Common Units they received at the closing of the Vantage Acquisition. Pursuant to the certificate of designation setting forth the terms, rights and obligations and preferences of the preferred stock, each 1/1000 share of preferred stock entitles the holder to one vote on all matters submitted to a vote of the holders of common stock. Accordingly, the Vantage Sellers collectively have a number of votes in the Company equal to the aggregate number of REO Common Units that they hold.
The Vantage Sellers have a redemption right to cause Rice Energy Operating to redeem, from time to time, all or a portion of their Common Units. Each REO Common Unit will be redeemed for, at Rice Energy Operating’s option, a newly-issued share of common stock of the Company or a cash payment equal to the volume-weighted average closing price of a share of the Company’s common stock for the five trading days prior to and including the last full trading day immediately prior to the date that the member delivers a notice of redemption (subject to customary adjustments, including for stock splits, stock dividends and reclassifications). Upon the exercise of the redemption right, the redeeming member surrenders its REO Common Units to Rice Energy Operating and the corresponding number of 1/1000ths of shares of preferred stock in respect of each redeemed Common Unit to Rice Energy Operating for cancellation. The Third A&R LLC Agreement requires that the Company contribute cash or shares of its common stock to Rice Energy Operating in exchange for a number of REO Common Units equal to the number of Rice Energy Operating Common Units to be redeemed from the member. Rice Energy Operating will then distribute such cash or shares of the Company’s common stock to such Vantage Seller to complete the redemption. Upon the exercise of the redemption right, the Company may, at its option, effect a direct exchange of the REO Common Units (and the corresponding shares of preferred stock (or fractions thereof) from the redeeming Vantage Seller.

As a result, the Company expects that over time it will have an increasing economic interest in Rice Energy Operating as the Vantage Sellers elect to exercise their redemption right. Moreover, any transfers of Common Units by the Vantage Sellers (other than permitted transfers to affiliates) must be approved by the Company. The Company intends to retain full voting and management control over Rice Energy Operating.
The Company’s subsidiaries that comprise its Rice Midstream Holdings segment and Rice Midstream Partners segment are unrestricted subsidiaries under the indentures governing the Notes and consequently are not Guarantors. In accordance with positions established by the SEC, the following shows separate financial information with respect to the Company, Rice Energy Operating and the Guarantors and the Non-Guarantor subsidiaries. Separate financial statements for Rice Energy Operating will be provided in Rice Energy Operating’s Annual Report on Form 10-K. The principal elimination entries below eliminate investment in subsidiaries and certain intercompany balances and transactions.

Balance Sheet as of December 31, 2016
(in thousands)	Rice Energy Inc.	Rice Energy Operating LLC	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash	$2,756	$230,944	$164,522	$71,821	$—	$470,043
Accounts receivable	22,525	—	201,122	28,990	(34,012)	218,625
Receivable from affiliate		—	—		—	—
Prepaid expenses, deposits and other	2,651	—	2,214	194	—	5,059
Derivative instruments	—	689	—	—	—	689
Total current assets	27,932	231,633	367,858	101,005	(34,012)	694,416

Gas collateral account	—	—	5,220	112	—	5,332
Investments in subsidiaries	2,928,250	4,406,023	6,101	—	(7,340,374)	—
Property, plant and equipment, net	25,622	—	4,947,518	1,203,047	(58,275)	6,117,912
Deferred financing costs, net	—	21,372	—	15,012	—	36,384
Goodwill	—	384,430	—	494,581	—	879,011
Intangible assets, net	—	—	—	44,525	—	44,525
Derivative instruments	138	27,894	11,296	—	—	39,328
Other non-current assets	—	—	614	—	—	614
Total assets	$2,981,942	$5,071,352	$5,338,607	$1,858,282	$(7,432,661)	$7,817,522

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$926	$—	$8,724	$8,594	$—	$18,244
Royalties payables	—	—	87,098	—	—	87,098
Accrued capital expenditures	—	—	89,403	35,297	—	124,700
Leasehold payables	—	—	22,869	—	—	22,869
Derivative instruments	—	72,391	66,997	—	—	139,388
Other accrued liabilities	54,064	18,994	84,950	16,451	(34,012)	140,447
Total current liabilities	54,990	91,385	360,041	60,342	(34,012)	532,746

Long-term liabilities:
Long-term debt	—	1,279,481	—	243,000	—	1,522,481
Leasehold payable	—	—	9,237	—	—	9,237
Deferred tax liabilities	—	26,561	209,276	122,789	—	358,626
Derivative instruments	—	9,766	16,711	—	—	26,477
Other long-term liabilities	8,858	—	66,949	5,541	—	81,348
Total liabilities	63,848	1,407,193	662,214	431,672	(34,012)	2,530,915
Mezzanine equity:
Redeemable noncontrolling interest	—	—	—	382,525	—	382,525
Stockholders’ equity before noncontrolling interest	2,972,578	2,928,250	4,676,393	(270,370)	(7,398,649)	2,908,202
Noncontrolling interests in consolidated subsidiaries	(54,484)	735,909	—	1,314,455	—	1,995,880
Total liabilities and stockholders’ equity	$2,981,942	$5,071,352	$5,338,607	$1,858,282	$(7,432,661)	$7,817,522

Balance Sheet as of December 31, 2015
(in thousands)	Rice Energy Inc.	Rice Energy Operating LLC	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash	$78,474	$2	$57,798	$15,627	$—	$151,901
Accounts receivable	27,817	—	140,493	18,675	(32,171)	154,814
Prepaid expenses, deposits and other	4,376	—	817	295	—	5,488
Derivative instruments	—	47,262	139,698	—	—	186,960
Total current assets	110,667	47,264	338,806	34,597	(32,171)	499,163

Gas collateral account	—	—	3,995	82	—	4,077
Investments in subsidiaries	1,200,143	2,378,292	—	—	(3,578,435)	—
Property, plant and equipment, net	21,443	—	2,382,878	865,040	(26,230)	3,243,131
Deferred financing costs, net	—	3,896	—	4,915	—	8,811
Goodwill	—	—	—	39,142	—	39,142
Intangible assets, net	—	—	—	46,159	—	46,159
Derivative instruments	—	29,972	75,973	—	—	105,945
Other non-current assets	$—	2,618	52	—	—	2,670
Total assets	$1,332,253	$2,462,042	$2,801,704	$989,935	$(3,636,836)	$3,949,098

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,179	$—	$48,191	$31,183	$—	$83,553
Royalties payables	—	—	40,572	—	—	40,572
Accrued capital expenditures	—	—	45,240	34,507	—	79,747
Leasehold payables	—	—	17,338	—	—	17,338
Derivative instruments	—	132	367	—	—	499
Other accrued liabilities	21,946	14,208	71,282	3,367	(32,171)	78,632
Total current liabilities	26,125	14,340	222,990	69,057	(32,171)	300,341

Long-term liabilities:
Long-term debt	—	1,275,790	—	160,000	—	1,435,790
Leasehold payable	—	—	6,289	—	—	6,289
Deferred tax liabilities	—	(47,663)	299,741	19,910	—	271,988
Derivative liabilities	—	16,344	—	—	—	16,344
Other	—	3,088	7,661	3,129	—	13,878
Total liabilities	26,125	1,261,899	536,681	252,096	(32,171)	2,044,630
Stockholders’ equity before noncontrolling interest	1,306,128	1,200,143	2,265,023	113,268	(3,604,665)	1,279,897
Noncontrolling interests in consolidated subsidiaries	—	—	—	624,571	—	624,571
Total liabilities and stockholders’ equity	$1,332,253	$2,462,042	$2,801,704	$989,935	$(3,636,836)	$3,949,098

Statement of Operations for the Year Ended December 31, 2016
(in thousands)	Rice Energy Inc.	Rice Energy Operating LLC	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Natural gas, oil and natural gas liquids (NGL) sales	$—	$—	$653,441	$—	$—	$653,441
Gathering, compression and water services	—	—	—	265,556	(164,499)	101,057
Other revenue	—	—	24,408	—	—	24,408
Total operating revenues	—	—	677,849	265,556	(164,499)	778,906

Operating expenses:
Lease operating	—	—	50,708	—	(134)	50,574
Gathering, compression and transportation	—	—	232,478	—	(108,626)	123,852
Production taxes and impact fees	—	—	13,866	—	—	13,866
Exploration	—	—	15,159	—	—	15,159
Midstream operation and maintenance	—	—	—	27,618	(4,403)	23,215
Incentive unit expense	—	—	49,426	2,335	—	51,761
Impairment of gas properties	—		20,853	—	—	20,853
Impairment of fixed assets	—		—	23,057	—	23,057
General and administrative	—	—	78,094	39,999	—	118,093
Depreciation, depletion and amortization	—	—	350,865	31,298	(13,708)	368,455
Acquisition expense	—	—	5,500	609	—	6,109
Amortization of intangible assets	—	—	—	1,634	—	1,634
Other expense	—	—	25,652	1,656	—	27,308
Total operating expenses	—	—	842,601	128,206	(126,871)	843,936

Operating (loss) income	—	—	(164,752)	137,350	(37,628)	(65,030)
Interest expense	—	(91,734)	(68)	(7,825)	—	(99,627)
Other income (expense)	—	(898)	2,206	98	—	1,406
Gain on derivative instruments	—	(83,324)	(136,912)	—	—	(220,236)
Amortization of deferred financing costs	—	(5,283)	—	(2,262)	—	(7,545)
Equity in income (loss) in affiliate	(324,235)	(322,022)	(3,197)	—	649,454	—
(Loss) income before income taxes	(324,235)	(503,261)	(302,723)	127,361	611,826	(391,032)
Income tax benefit (expense)	—	179,026	(8,242)	(28,572)	—	142,212
Net (loss) income	(324,235)	(324,235)	(310,965)	98,789	611,826	(248,820)
Less: net (income) loss attributable to noncontrolling interests	54,484	—	—	(75,415)	—	(20,931)
Net (loss) income attributable to Rice Energy	(269,751)	(324,235)	(310,965)	23,374	611,826	(269,751)
Less: accretion and preferred dividends on redeemable noncontrolling interests	—	—	(28,450)	—	—	(28,450)
Net (loss) income attributable to Rice Energy Inc. common stockholders	$(269,751)	$(324,235)	$(339,415)	$23,374	$611,826	$(298,201)

Statement of Operations for the Year Ended December 31, 2015
(in thousands)	Rice Energy Inc.	Rice Energy Operating LLC	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Natural gas, oil and natural gas liquids (NGL) sales	$—	$—	$446,515	$—	$—	$446,515
Gathering, compression and water services	—	—	—	141,823	(92,644)	49,179
Other revenue	—	—	6,447	—	—	6,447
Total operating revenues	—	—	452,962	141,823	(92,644)	502,141

Operating expenses:
Lease operating	—	—	44,356	—	—	44,356
Gathering, compression and transportation	—	—	150,015	—	(65,308)	84,707
Production taxes and impact fees	—	—	7,609	—	—	7,609
Exploration	—	—	3,137	—	—	3,137
Midstream operation and maintenance	—	—	—	16,988	—	16,988
Incentive unit expense	—	—	33,873	2,224	—	36,097
Impairment of gas properties	—	—	18,250	—	—	18,250
Impairment of goodwill	—	—	294,908	—	—	294,908
General and administrative	—	—	78,592	24,446	—	103,038
Depreciation, depletion and amortization	—	—	304,703	19,185	(1,104)	322,784
Acquisition expense	—	—	107	1,128	—	1,235
Amortization of intangible assets	—	—	—	1,632	—	1,632
Other expense	—	—	5,075	492	—	5,567
Total operating expenses	—	—	940,625	66,095	(66,412)	940,308

Operating (loss) income	—	—	(487,663)	75,728	(26,232)	(438,167)
Interest expense	—	(82,664)	(166)	(4,616)	—	(87,446)
Other income	—	615	441	52	—	1,108
Gain on derivative instruments	—	68,248	205,500	—	—	273,748
Amortization of deferred financing costs	—	(4,072)	—	(1,052)	—	(5,124)
Equity in income (loss) of joint ventures and subsidiaries	(291,336)	(287,044)	—	—	578,380	—
(Loss) income before income taxes	(291,336)	(304,917)	(281,888)	70,112	552,148	(255,881)
Income tax benefit (expense)	—	13,581	(16,404)	(9,295)	—	(12,118)
Net (loss) income	(291,336)	(291,336)	(298,292)	60,817	552,148	(267,999)
Less: net income attributable to noncontrolling interests	—	—	—	(23,337)	—	(23,337)
Net (loss) income attributable to Rice Energy	$(291,336)	$(291,336)	$(298,292)	$37,480	$552,148	$(291,336)

Statement of Operations for the Year Ended December 31, 2014
(in thousands)	Rice Energy Inc.	Rice Energy Operating LLC	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Natural gas, oil and natural gas liquids (NGL) sales	$—	$—	$359,201	$—	$—	$359,201
Gathering, compression and water services	—	—	—	7,300	(1,796)	5,504
Other revenue	—	—	26,237	—	—	26,237
Total operating revenues	—	—	385,438	7,300	(1,796)	390,942

Operating expenses:
Lease operating	—	—	24,971	—	—	24,971
Gathering, compression and transportation	—	—	37,180		(1,562)	35,618
Production taxes and impact fees	—	—	4,647	—	—	4,647
Exploration	—	—	4,018		—	4,018
Midstream operation and maintenance	—	—	—	4,607	—	4,607
Incentive unit expense	—	—	86,020	19,941	—	105,961
General and administrative	—	—	45,268	16,303	—	61,570
Depreciation, depletion and amortization	—	—	153,282	2,988	—	156,270
Acquisition expense	—	—	820	1,519	—	2,339
Amortization of intangible assets	—	—	—	1,156	—	1,156
Other expenses	—	—	—	207	—	207
Total operating expenses	—	—	356,206	46,721	(1,562)	401,364

Operating income (loss)	—	—	29,232	(39,421)	(234)	(10,422)
Interest expense	—	(27,177)	(10,130)	(12,884)	—	(50,191)
Gain on purchase of Marcellus joint venture	—	—	203,579	—	—	203,579
Other income (loss)	—	247	754	(108)	—	893
Gain on derivative instruments	—	55,580	130,897	—	—	186,477
Amortization of deferred financing costs	—	(2,006)	(489)	—	—	(2,495)
Loss on extinguishment of debt	—	—	(7,654)	—	—	(7,654)
Write-off of deferred financing costs	—	—	(6,896)	—	—	(6,896)
Equity in income (loss) of joint ventures and subsidiaries	218,454	184,679	(2,656)	—	(403,132)	(2,656)
Income (loss) before income taxes	218,454	211,323	336,637	(52,413)	(403,366)	310,635
Income tax expense	—	7,131	(107,171)	8,440	—	(91,600)

Net income (loss)	218,454	218,454	229,466	(43,973)	(403,366)	219,035
Less: net income attributable to noncontrolling interests	—	—	—	(581)	—	(581)
Net income (loss) attributable to Rice Energy	$218,454	$218,454	$229,466	$(44,554)	$(403,366)	$218,454

Condensed Statement of Cash Flows for the Year Ended December 31, 2016
(in thousands)	Rice Energy Inc.	Rice Energy Operating LLC	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$44,594	$(94,101)	$396,899	$189,958	$(51,465)	$485,885

Capital expenditures for property and equipment	(2,982)	—	(688,998)	(234,285)	45,751	(880,514)
Capital expenditures for acquisitions	—	(381,080)	(44,266)	(611,700)	—	(1,037,046)
Investment in subsidiaries	(1,572,040)	(139,499)	(5,714)	—	1,717,253	—
Net cash used in investing activities	(1,575,022)	(520,579)	(738,978)	(845,985)	1,763,004	(1,917,560)

Proceeds from borrowings	—	—	—	338,000	—	338,000
Repayments of debt obligations	(1,189)	(706,911)	—	(255,001)	—	(963,101)
Debt issuance costs	—	(19,507)	—	(12,464)	—	(31,971)
Distributions to the Partnership's public unitholders	—	—	—	(47,875)	—	(47,875)
Proceeds from the issuance of common stock, net of offering costs	1,465,671	—	—	—	—	1,465,671
Proceeds from issuance of common units sold by RMP, net of offering costs	—	—	—	620,330	—	620,330
Proceeds from conversion of warrants	89	—	—	—	—	89
Proceeds from issuance of non-controlling redeemable interest	—	—	—	368,747	—	368,747
Contribution to Strike Force Midstream by Gulfport Midstream	—	—	—	11,030	—	11,030
Preferred dividends to redeemable noncontrolling interest holders	—	—	—	(6,900)	—	(6,900)
Employee tax withholding for settlement of stock compensation award vestings	(9,861)	—	—	5,658	—	(4,203)
Contributions from parent	—	1,572,040	448,803	(309,304)	(1,711,539)	—
Net cash provided by financing activities	1,454,710	845,622	448,803	712,221	(1,711,539)	1,749,817

Increase (decrease) in cash	(75,718)	230,942	106,724	56,194	—	318,142
Cash, beginning of year	78,474	2	57,798	15,627	—	151,901
Cash, end of year	$2,756	$230,944	$164,522	$71,821	$—	$470,043

Condensed Statement of Cash Flows for the Year Ended December 31, 2015
(in thousands)	Rice Energy Inc.	Rice Energy Operating LLC	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(41,029)	$(18,178)	$413,984	$85,546	$(27,336)	$412,987

Capital expenditures for property and equipment	(9,775)	—	(859,359)	(404,476)	27,336	(1,246,274)
Investment in subsidiaries	(52,558)	(421,068)	—	—	473,626	—
Acquisition of Greene County assets	—	—	19,054	—	—	19,054
Proceeds from sale of interest in gas properties	—	—	10,201	—	—	10,201
Net cash used in investing activities	(62,333)	(421,068)	(830,104)	(404,476)	500,962	(1,217,019)

Proceeds from borrowings	—	411,932	—	502,000	—	913,932
Repayments of debt obligations	—	(15,922)	(697)	(342,000)	—	(358,619)
Distributions to the Partnership’s public unitholders	—	—	—	(17,017)	—	(17,017)
Debt issuance costs	—	(9,320)	—	(946)	—	(10,266)
Proceeds from issuance of common stock sold in our IPO, net of offering costs	—	—	—	(129)	—	(129)
Proceeds from issuance of common units sold by RMP, net of offering costs	—	—	—	171,902	—	171,902
Contributions from parent, net	—	52,558	432,682	(11,614)	(473,626)	—
Net cash provided by financing activities	—	439,248	431,985	302,196	(473,626)	699,803

Increase (decrease) in cash	(103,362)	2	15,865	(16,734)	—	(104,229)
Cash, beginning of year	181,836	—	41,933	32,361	—	256,130
Cash, end of year	$78,474	$2	$57,798	$15,627	$—	$151,901

Condensed Statement of Cash Flows for the Year Ended December 31, 2014
(in thousands)	Rice Energy Inc.	Rice Energy Operating LLC	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$15,894	$246	$95,372	$(26,437)	$—	$85,075

Investment in subsidiaries	(1,033,221)	(1,913,945)	—	—	2,947,166	—
Capital expenditures for property and equipment	(8,588)	—	(684,541)	(277,145)	—	(970,274)
Capital expenditures for acquisitions	—	—	(357,635)	(166,447)	—	(524,082)
Proceeds from sale of interest in gas properties	—	—	12,891	—	—	12,891
Net cash used in investing activities	(1,041,809)	(1,913,945)	(1,029,285)	(443,592)	2,947,166	(1,481,465)

Proceeds from borrowings	—	900,000	190,000	—	—	1,090,000
Repayments of debt obligations	—	—	(689,873)	—	—	(689,873)
Restricted cash for convertible debt	—	—	8,268	—	—	8,268
Debt issuance costs	—	(19,521)	—	(5,022)	—	(24,543)
Proceeds from conversion of warrants	1,975	—	—	—	—	1,975
Proceeds from issuance of common stock, net of offering costs	793,342	—	—	—	—	793,342
Proceeds from issuance of common units sold in RMP IPO, net of offering costs	—	—	—	441,739	—	441,739
Distributions to parent	412,434	—	—	(412,434)	—	—
Contributions from parent	—	1,033,220	1,436,043	477,903	(2,947,166)	—
Net cash provided by financing activities	1,207,751	1,913,699	944,438	502,186	(2,947,166)	1,620,908
Increase (decrease) in cash	181,836	—	10,525	32,157	—	224,518
Cash, beginning of year	—	—	31,408	204	—	31,612
Cash, end of year	$181,836	$—	$41,933	$32,361	$—	$256,130

22.	Quarterly Financial Information (Unaudited)
The Company’s quarterly financial information for the years ended December 31, 2016 and 2015 is as follows (in thousands):

Year ended December 31, 2016:(1)	First quarter	Second quarter	Third quarter	Fourth quarter(2)
Total operating revenues	$139,942	$155,998	$198,920	$284,046
Total operating expenses	187,332	189,777	183,047	283,780
Operating (loss) income	(47,390)	(33,779)	15,873	266
Net income (loss)	$3,305	$(138,709)	$91,078	$(204,493)
Net (loss) income attributable to Rice Energy	$(17,588)	$(156,686)	$74,413	$(169,889)
Net (loss) income attributable to Rice Energy common stockholders	$(21,046)	$(164,630)	$65,832	$(178,356)
(Loss) income per share attributable to Rice Energy - basic	$(0.15)	$(1.07)	$0.42	$(0.88)
(Loss) income per share attributable to Rice Energy - diluted	$(0.15)	$(1.07)	$0.41	$(0.88)

Year ended December 31, 2015:(1)	First quarter	Second quarter	Third quarter	Fourth quarter
Total operating revenues	$109,539	$112,894	$143,621	$136,088
Total operating expenses	140,619	159,065	160,295	480,329
Operating loss	(31,080)	(46,171)	(16,674)	(344,241)
Net income (loss)	$4,687	$(63,519)	$65,084	$(274,251)
Net income (loss) attributable to Rice Energy	$152	$(69,683)	$58,950	$(280,755)
Income (loss) per share attributable to Rice Energy - basic	$—	$(0.51)	$0.43	$(2.06)
Income (loss) per share attributable to Rice Energy - diluted	$—	$(0.51)	$0.43	$(2.06)

(1)	The sum of quarterly data in some cases may not equal the yearly total due to rounding.

(2)	Includes the results of the Vantage Acquisition for the period from October 19, 2016 to December 31, 2016.

23.	Supplemental Information on Gas-Producing Activities (Unaudited)
Capitalized costs relating to gas-producing activities are as follows:

	As of December 31,
(in thousands)	2016	2015
Proved properties	$3,731,715	$1,780,918
Unproved properties	2,035,951	1,071,523
	5,767,666	2,852,441
Accumulated depreciation and depletion	(883,055)	(498,467)
Net capitalized costs	$4,884,611	$2,353,974
Costs incurred for property acquisitions, exploration and development are as follows:

	For the Years Ended December 31,
(in thousands)	2016	2015	2014
Acquisitions:
Proved leaseholds	$1,245,704	$—	$439,284
Unproved leaseholds	1,137,215	100,172	233,185
Development costs	585,342	616,836	734,106
Exploration costs:
Geological and geophysical	1,636	1,276	4,018

Results of operations related to natural gas, oil and NGL production are as follows:

	For the Years Ended December 31,
(in thousands)	2016	2015	2014
Revenues	$653,441	$452,962	$385,438
Production costs	297,052	201,980	67,032
Exploration costs	15,159	3,137	4,018
Depreciation, depletion and amortization	350,187	308,194	151,900
Incentive unit expense	49,426	33,873	86,020
Impairment of gas properties	20,853	18,250	—
Impairment of fixed assets	2,765	—	—
Impairment of goodwill	—	294,908	—
Acquisition costs	5,500	108	820
Gain from sale of interest in gas properties	—	(953)	—
Other expense	4,856	6,028	—
General and administrative expenses	78,161	78,592	46,229
Income tax expense	13,468	6,039	38,871
Results of operations from producing activities	$(183,986)	$(497,194)	$(9,452)
Reserve quantity information is as follows:

	For the Years Ended December 31,
(in Bcfe)(1)	2016	2015	2014 (2)
Proved developed and undeveloped reserves:
Beginning of year	1,700.0	1,306.6	382.7
Acquisitions	924.7	—	282.4
Extensions and discoveries	1,667.8	869.0	692.2
Revision of previous estimates	17.2	(274.3)	47.0
Production	(304.4)	(201.3)	(97.7)
End of year	4,005.3	1,700.0	1,306.6

Proved developed reserves:
End of year	2,178.8	1,014.9	644.1
Proved undeveloped reserves:
End of year	1,826.5	685.2	662.4

(1)
As our oil and NGLs reserves are immaterial and constitute approximately one percent of our proved reserves at December 31, 2016, the Company presents our reserves on an Mcfe basis calculated at the rate of one barrel per six Mcf based upon the relative energy content of oil to natural gas, which may not be indicative of the relationship of oil and natural gas prices.

(2)	Amounts presented in the table exclude amounts attributable to the Marcellus joint venture for periods prior to the completion of the Company’s IPO in January 2014.
Acquisitions
For the year ended December 31, 2016, the Company added 924.7 Bcfe of proved developed and undeveloped reserves primarily as a result of the Vantage Acquisition on October 19, 2016. For the year ended December 31, 2014, the Company added 282.4 Bcfe through its purchase of the remaining 50% interest in the Marcellus joint venture in January 2014 and its Greene County acreage acquisition from Chesapeake Appalachia, L.L.C and its partners in August 2014.

Extensions and Discoveries
For the year ended December 31, 2016, the Company added 1,667.8 Bcfe through its drilling program in the Marcellus Shale and Utica Shale and also as a result of changes in the Company’s operational plans. Extensions of approximately 1,118.0 Bcfe related to proved undeveloped reserves while extensions of approximately 549.8 Bcfe related to proved developed reserves that were not included within our 2015 development plan. The Company added 869.0 Bcfe and 692.2 Bcfe through its drilling program in the Marcellus Shale and Utica Shale in 2015 and 2014, respectively.

Revision of Previous Estimates
In 2016, the Company had net positive revisions of 17.2 Bcfe. Such revisions resulted from favorable well performance, partially offset by approximately 16 proved undeveloped locations that were removed from the Company’s estimate of reserves at December 31, 2015 and were no longer included in the Company’s operational plans.
The reserve quantity information is limited to reserves which had been evaluated as of December 31, 2016. Proved developed reserves represent only those reserves expected to be recovered from existing wells and support equipment. Proved undeveloped reserves are expected to be recovered from new wells after substantial development costs are incurred. Netherland, Sewell & Associates, Inc. reviewed 100% of the total net gas proved reserves attributable to the Company’s interests and the Company’s Marcellus joint venture as of December 31, 2016, 2015 and 2014.
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
An annual discount rate of 10% was used to reflect the timing of the future net cash flows relating to proved natural gas reserves.

Information with respect to the Company’s estimated discounted future net cash flows related to its proved natural gas and oil reserves is as follows:

	As of December 31,
(in thousands)	2016	2015	2014 (1)
Future cash inflows	$7,174,765	$4,497,738	$5,904,380
Future production costs	(3,103,526)	(2,378,541)	(2,161,926)
Future development costs	(1,124,478)	(545,988)	(610,179)
Future income tax expense	(41,135)	—	(745,022)
Future net cash flows	2,905,626	1,573,209	2,387,253
10% annual discount for estimated timing of cash flows	(1,357,411)	(686,936)	(1,079,499)
Standardized measure of discounted future net cash flows	$1,548,215	$886,273	$1,307,754

(1)
Reflects the balances for Rice Drilling B. Amounts presented in the table exclude amounts attributable to the Company’s Marcellus joint venture for periods prior to the completion of its IPO in January 2014.

For 2016, the reserves for the Company were computed using unweighted arithmetic averages of the closing prices on the first day of each month during 2016, adjusted for energy content and a regional price differential. For 2016, the adjusted natural gas prices were $1.80 and $1.66, the adjusted oil prices were $32.70 and $37.65, and the adjusted NGL prices were $14.76 and $9.74 for the Appalachian Basin and Fort Worth Basin, respectively.
For 2015, the reserves for the Company were computed using unweighted arithmetic averages of the closing prices on the first day of each month during 2015, adjusted for energy content and a regional price differential. For 2015, the adjusted natural gas price was $2.65, the adjusted oil price was $41.72 and the adjusted NGL price was $9.91.
For 2014, the reserves for the Company were computed using unweighted arithmetic averages of the closing prices on the first day of each month during 2014, adjusted for energy content and a regional price differential. For 2014, the adjusted natural gas price was $4.52 and the adjusted oil price was $85.70.
The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

	For the Years Ended December 31,
(in thousands)	2016		2015	2014
Balance at beginning of period	$886,273		$1,307,754	$417,164
Net change in prices and production costs	(60,207)		(949,774)	81,558
Net change in future development costs	41,551		4,251	(181,813)
Natural gas and oil net revenues	(510,868)		(312,269)	(291,023)
Extensions	516,370		370,636	930,534
Acquisitions	407,690	(1)	—	375,865	(2)
Revisions of previous quantity estimates	46,894		(274,503)	37,435
Previously estimated development costs incurred	111,276		122,532	62,653
Net change in taxes	(20,191)		436,319	(436,319)
Accretion of discount	88,627		174,407	70,937
Changes in timing and other	40,800		6,920	240,763
Balance at end of period	$1,548,215		$886,273	$1,307,754

(1)	Reflects cash flows primarily attributable to the Company’s October 19, 2016 Vantage Acquisition.

(2)	Reflects the purchase of the remaining 50% interest in the Marcellus joint venture in January 2014 and the Greene County acreage acquisition in August 2014.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that their disclosure controls and procedures were effective as of December 31, 2016.
Changes in Internal Control over Financial Reporting
The Company’s management is also responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, as amended. The Company’s internal controls were designed to provide reasonable assurance as to the reliability of our financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with US GAAP.
Because of its inherent limitations, internal control over financial reporting may not detect or prevent misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2016. As noted in the management report called for by Item 308(a) of Regulation S-K and incorporated by reference above, the Company’s assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of the entities acquired in the Vantage Acquisition on October 19, 2016. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. The Company is in the process of integrating Vantage and the Company’s internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Except as noted above, there were no changes in the Company’s internal control over financial reporting during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting. Based on the Company’s assessment, its internal controls over financial reporting were effective.
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

As of December 31, 2016, the Company’s management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013), issued by the Committee on Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2016. Our assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of the entities acquired in the Vantage Acquisition on October 19, 2016. Vantage’s consolidated total assets and total revenues represent approximately 41% of our total consolidated total assets at December 31, 2016 and 7% of the Company’s consolidated total revenues for the year ended December 31, 2016. The Company is in the process of integrating Vantage and its internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed.
Ernst and Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2016, which is included herein.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Item 10 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2016.
Item 11. Executive Compensation

Item 11 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2016.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2016.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 13 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2016.
Item 14. Principal Accountant Fees and Services

Item 14 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2016.

PART IV

Item 15. Exhibits and Financial Statement Schedules
a. The following documents are filed as a part of this Annual Report on Form 10-K or incorporated herein by reference:
(1) Financial Statements:
See Item 8. Financial Statements and Supplementary Data.
(2) Financial Statement Schedules:
None.
(3) Exhibits:
The exhibits listed on the accompanying index to exhibits (pages 145 through 150) are filed as part of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICE ENERGY INC.

By:	/s/ Daniel J. Rice IV
Daniel J. Rice IV
Director, Chief Executive Officer
March 1, 2017
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Daniel J. Rice IV	Director, Chief Executive Officer	March 1, 2017
Daniel J. Rice IV	(Principal Executive Officer)

/s/ Toby Z. Rice	Director, President and Chief Operating Officer	March 1, 2017
Toby Z. Rice

/s/ Grayson T. Lisenby	Senior Vice President and Chief Financial Officer	March 1, 2017
Grayson T. Lisenby	(Principal Financial Officer)

/s/ James W. Rogers	Senior Vice President, Chief Accounting &	March 1, 2017
James W. Rogers	Administrative Officer, Treasurer
(Principal Accounting Officer)

/s/ Robert F. Vagt	Director	March 1, 2017
Robert F. Vagt

/s/ Daniel J. Rice III	Director	March 1, 2017
Daniel J. Rice III

/s/ Scott A. Gieselman	Director	March 1, 2017
Scott A. Gieselman

/s/ James W. Christmas	Director	March 1, 2017
James W. Christmas

/s/ John McCartney	Director	March 1, 2017
John McCartney

Index to Exhibits
Exhibits are incorporated by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
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

2.4***
Purchase and Sale Agreement, dated as of September 26, 2016, by and among Vantage Energy Investment LLC, Vantage Energy Investment II LLC, Rice Energy Inc., Vantage Energy, LLC, and Vantage Energy II, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on September 30, 2016).

2.5***
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

3.2
Amended and Restated Bylaws of Rice Energy Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 23, 2017).

3.3
Certificate of Designation of Class A Preferred Stock of Rice Energy Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on October 25, 2016).

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

4.5
Investor Rights Agreement, dated as of October 19, 2016, by and among Rice Energy Inc., Rice Energy Operating LLC, and the Investors party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-36276) filed with the Commission on October 25, 2016).

4.6
Indenture, dated as of April 25, 2014, by and among Rice Energy Inc., the several guarantors named therein and Wells Fargo Bank, National Association, as trustee. (incorporated by reference as Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on April 29, 2014).

4.7
Supplemental Indenture, dated as of November 10, 2014, by and among Rice Energy Inc., the several guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-4 (File No. 333-200693) filed with the Commission on December 3, 2014).

4.8
Second Supplemental Indenture, dated as of October 19, 2016, by and among Rice Energy Inc., Rice Energy Operating LLC, the other Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on October 25, 2016).

4.9*
Third Supplemental Indenture, dated as of December 29, 2016, by and among Rice Energy Inc., Rice Energy Operating LLC, the other Guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

4.10	Form of 6.250% Senior Note due 2022 (included as Exhibit A to Exhibit 4.6).
4.11
Agreement of Assignment and Assumption, dated as of November 17, 2014, by and between Rice Energy Family Holdings, LP and Rice Energy 2016 Irrevocable Trust (incorporated by reference to Exhibit 4 of the Company’s Schedule 13D/A (CUSIP No. 762760106) filed with the Commission on November 26, 2014).

4.12
Agreement of Assignment and Assumption, dated as of December 28, 2016, by and among Rice Energy Inc., Rice Energy 2016 Irrevocable Trust, and Rice Energy 2016 Irrevocable Trust (incorporated by reference to Exhibit 5 of Amendment No. 11 to the Company’s Schedule 13D (CUSIP No. 762760106) filed with the Commission on December 30, 2016).

4.13
Indenture, dated as of March 26, 2015, by and among Rice Energy Inc., the several guarantors named therein, and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on March 26, 2015).

4.14
First Supplemental Indenture, dated as of October 19, 2016, by and among Rice Energy Inc., Rice Energy Operating LLC, the other Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on October 25, 2016).

4.15*
Second Supplemental Indenture, dated as of December 29, 2016, by and among Rice Energy Inc., Rice Energy Operating LLC, the other Guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

4.16	Form of 7.25% Senior Note due 2023 (included as Exhibit A to Exhibit 4.12).
10.1
Fourth Amended and Restated Credit Agreement, dated as of October 19, 2016, by and among Rice Energy Inc., Rice Energy Operating LLC, Wells Fargo Bank, N.A., as administrative agent, and each of the Lenders party thereto (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on October 25, 2016).

10.2
First Amendment to Fourth Amended and Restated Credit Agreement, dated as of December 19, 2016, by and among Rice Energy Inc., Rice Energy Operating LLC, Wells Fargo Bank, N.A., as administrative agent and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on December 20, 2016).

10.3
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

10.4
Credit Agreement, dated as of December 22, 2014 among Rice Midstream Holdings LLC, as Borrower, Wells Fargo Bank, National Association, as administrative agent, certain lenders party thereto and the other parties thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on December 23, 2014).

10.5
First Amendment to Credit Agreement, dated as of October 30, 2015, among Rice Midstream Holdings LLC as borrower, Wells Fargo Bank, N.A., as administrative agent, certain lenders party thereto and the other parties thereto (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on November 5, 2015).

10.6
Second Amendment to Credit Agreement and First Amendment to Guaranty and Collateral Agreement, dated as of February 19, 2016, by and among Rice Midstream Holdings LLC, as borrower, Wells Fargo Bank, N.A. as administrative agent, and the lenders and other parties thereto (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q (File No. 001-36273) filed with the Commission on May 5, 2016).

10.7†
Amended and Restated Limited Liability Company Agreement of Rice Energy Holdings LLC (incorporated by reference to Exhibit 10.23 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).

10.8†
First Amendment to the Amended and Restated Limited Liability Company Agreement of Rice Energy Holdings LLC, dated as of December 9, 2015 (incorporated by reference to Exhibit 7 of the Company’s Schedule 13D/A (Cusip No. 762760106) filed with the Commission on December 21, 2015).

10.9†
Amended and Restated Limited Liability Company Agreement of NGP Rice Holdings LLC (incorporated by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).

10.10
Amended and Restated Agreement of Limited Partnership of Rice Midstream GP Holdings LP (incorporated by reference to Exhibit E of Amendment No. 1 to Schedule 13D (File No. 005-88475) filed with the Commission on March 7, 2016).

10.11
Amended and Restated Limited Liability Company Agreement of Rice Midstream Holdings LLC (incorporated by reference to Exhibit F of Amendment No. 1 to Schedule 13D (File No. 005-88475) filed with the Commission on March 7, 2016).

10.12 ***
Amended and Restated Limited Liability Company Agreement of Strike Force Midstream LLC (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (File No. 001-36273) filed with the Commission on May 5, 2016).

10.13
Third Amended and Restated Limited Liability Company Agreement of Rice Energy Operating LLC, dated as of October 19, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on October 25, 2016).

10.14†	Employment Agreement (Daniel J. Rice IV) (incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
10.15†	Employment Agreement (Toby Z. Rice) (incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
10.16†	Employment Agreement (Derek A. Rice) (incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
10.18†	Employment Agreement (Grayson T. Lisenby) (incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
10.19†	Employment Agreement (James W. Rogers) (incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
10.20†	Employment Agreement (William E. Jordan) (incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
10.21†	Employment Agreement (Robert R. Wingo) (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K (File No. 001-36273) filed with the Commission on March 13, 2015).
10.22†
Indemnification Agreement (Daniel J. Rice IV) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).

10.23†	Indemnification Agreement (Toby Z. Rice) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
10.24†	Indemnification Agreement (Derek A. Rice) (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).

10.25†
Indemnification Agreement (Grayson T. Lisenby) (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).

10.26†	Indemnification Agreement (James W. Rogers) (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
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

10.31†	Indemnification Agreement (Robert F. Vagt) (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on February 4, 2014).
10.32†	Indemnification Agreement (Robert R. Wingo) (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K (File No. 001-36273) filed with the Commission on March 13, 2015).
10.33†	Indemnification Agreement (John McCartney) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on March 12, 2015).
10.34†	Rice Energy Management Bonus Plan (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (File No. 333-192894) filed with the Commission on November 12, 2013).
10.35†	Rice Energy Inc. Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on June 5, 2015).
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

10.48
Securities Purchase Agreement, dated as of February 17, 2016, by and among Rice Midstream Holdings LLC, Rice Midstream GP Holdings LP, EIG Energy Fund XVI, L.P., EIG Energy Fund XVI-E, L.P. and EIG Holdings (RICE) Partners LP (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-36273) filed with the Commission on May 5, 2016).

10.49
Contribution Agreement, dated as of December 22, 2014, by and among Rice Midstream Partners LP, Rice Midstream Management LLC, Rice Poseidon Midstream LLC, Rice Midstream Holdings LLC and Rice Energy Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on December 23, 2014).

10.50
Omnibus Agreement, dated as of December 22, 2014, by and between Rice Midstream Partners LP, Rice Midstream Management LLC, Rice Midstream Holdings LLC and Rice Energy Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on December 23, 2014).

10.51
Gas Gathering and Compression Agreement, dated as of December 22, 2014, by and between Rice Drilling B LLC, Rice Midstream Partners LP and Alpha Shale Resources, LP (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on December 23, 2014).

10.52
Amended and Restated Water Services Agreement, dated as of November 4, 2015, by and between Rice Drilling B LLC and Rice Water Services (PA) LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on November 5, 2015).

10.53
Amended and Restated Water Services Agreement, dated as of November 4, 2015, by and between Rice Drilling D LLC and Rice Water Services (OH) LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on November 5, 2015).

21.1*	List of Subsidiaries of Rice Energy Inc.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of Netherland, Sewell & Associates, Inc. (Appalachia).
23.3*	Consent of Netherland, Sewell & Associates, Inc. (Barnett).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.
99.1*	Netherland, Sewell & Associates, Inc., Summary of Reserves at December 31, 2016 (Appalachia).
99.2*	Netherland, Sewell & Associates, Inc., Summary of Reserves at December 31, 2016 (Barnett).
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.

*	Filed herewith.
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

****	Portions of this exhibit have been omitted pursuant to a granted request for confidential treatment.
†	Management contract or compensatory plan or agreement.

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
“Net drilling locations.” Net drilling locations are those drilling locations identified by management based on the following criteria:

•
Undeveloped Net Marcellus Locations - We assume these locations have 8,000 foot laterals and 750 foot spacing between wells which yields approximately 138 acre spacing. In the Marcellus, we apply a 20% risking factor to our net acreage to account for inefficient unitization and the risk associated with our inability to force pool in Pennsylvania. As of December 31, 2016, we had approximately 185,000 net acres in the Marcellus which results in 861 undeveloped net locations.

•
Undeveloped Net Ohio Utica Locations - We assume these locations have 9,000 foot laterals and 1,000 foot spacing between wells which yields approximately 207 acre spacing. In the Ohio Utica, we apply a 10% risking factor to our net acreage to account for inefficient unitization. As of December 31, 2016, we had approximately 63,000 net acres prospective for the Utica in Ohio which results in 241 undeveloped net locations.

•
Undeveloped Net Upper Devonian Locations - We assume these locations have 8,000 foot laterals and 1,000 foot spacing between wells which yields approximately 184 acre spacing. In the Upper Devonian, we apply a 20% risking factor to our net acreage to account for inefficient unitization and the risk associated with our inability to force pool in Pennsylvania. As of December 31, 2016, we had approximately 108,000 net acres prospective for the Upper Devonian which results in 464 undeveloped net locations.

•
Undeveloped Net Pennsylvania Utica Locations - We assume these locations have 8,000 foot laterals and 2,000 foot spacing between wells which yields approximately 367 acre spacing. In the Pennsylvania Utica, we apply a 20% risking factor to our net acreage to account for inefficient unitization. As of December 31, 2016, we had approximately 105,000 net acres prospective for the Utica in Pennsylvania which results in 228 undeveloped net locations.

•
Undeveloped Barnett Locations - These are mapped locations that we have deemed to have a high likelihood of producing economic quantities of hydrocarbons. As of December 31, 2016, we had approximately 36,000 net acres in the Barnett Shale, which results in 171 undeveloped net locations.

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
MGal/D: One thousand gallons per day.
MMGal/D: One million gallons per day.
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