Form 10-Q
period 2017-06-30
Rice Energy Inc.
filed 2017-08-03
CIK 1588238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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

The number of shares of the registrant’s common stock outstanding as of August 1, 2017: 213,797,601 shares of common stock.

RICE ENERGY INC.
QUARTERLY REPORT ON FORM 10-Q

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included in this Quarterly Report regarding our strategy, future operations, financial position, estimated revenues and income/losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”) on file with the Securities and Exchange Commission (the “SEC”) and in this Quarterly Report.
Forward-looking statements may include statements about:

•	our pending merger with EQT Corporation;

•	our business strategy;

•	our reserves;

•	our financial strategy, liquidity and capital required for our development program;

•	realized natural gas, natural gas liquid (“NGL”) and oil prices;

•	timing and amount of future production of natural gas, NGLs and oil;

•	our hedging strategy and results;

•	our future drilling plans;

•	competition and government regulations;

•	pending legal or environmental matters;

•	our marketing of natural gas, NGLs and oil;

•	our leasehold or business acquisitions;

•	costs of developing our properties and conducting our gathering and other midstream operations;

•	operations of Rice Midstream Partners LP;

•	monetization transactions, including asset sales to Rice Midstream Partners LP;

•	general economic conditions;

•	credit and capital markets;

•	uncertainty regarding our future operating results; and

•	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.
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

Commonly Used Defined Terms
As used in the Quarterly Report, unless the context indicates or otherwise requires, the following terms have the following meanings:

•	“Rice Energy,” the “Company,” “we,” “our,” “us” or like terms refer collectively to Rice Energy Inc. and its consolidated subsidiaries;

•	“Rice Energy Operating” or “REO” refers to Rice Energy Operating LLC, a subsidiary of Rice Energy formerly known as Rice Energy Appalachia, LLC;

•	“Rice Drilling B” refers to Rice Drilling B LLC, a subsidiary of Rice Energy;

•	the “Partnership” or “RMP” refers to Rice Midstream Partners LP (NYSE: RMP);

•	“Rice Midstream OpCo” refers to Rice Midstream OpCo LLC, a wholly-owned subsidiary of RMP;

•	“Midstream Holdings” refers to Rice Midstream Holdings LLC, a subsidiary of Rice Energy;

•	“GP Holdings” refers to Rice Midstream GP Holdings LP, a subsidiary of Rice Energy;

•	“Vantage” refers collectively to Vantage Energy, LLC and Vantage Energy II, LLC;

•	the “Vantage Acquisition” refers to the Company’s acquisition of Vantage and its subsidiaries; and

•	“EQT” refers to EQT Corporation.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Rice Energy Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands)	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash	$161,540	$470,043
Accounts receivable	339,419	218,625
Prepaid expenses and other	11,347	5,059
Derivative assets	10,624	689
Total current assets	522,930	694,416

Long-term assets:
Gas collateral account	5,332	5,332
Property, plant and equipment, net	6,446,251	6,117,912
Acquisition deposit	18,033	—
Deferred financing costs, net	33,274	36,384
Goodwill	879,011	879,011
Intangible assets, net	43,717	44,525
Derivative assets	45,713	39,328
Other non-current assets	789	614
Total assets	$7,995,050	$7,817,522

Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Accounts payable	$24,131	$18,244
Royalties payable	104,091	87,098
Accrued capital expenditures	176,594	124,700
Accrued interest	14,540	14,440
Leasehold payable	19,538	22,869
Embedded derivative liability	15,417	—
Derivative liabilities	39,061	139,388
Other accrued liabilities	90,194	126,007
Total current liabilities	483,566	532,746

Long-term liabilities:
Long-term debt	1,599,779	1,522,481
Leasehold payable	12,279	9,237
Deferred tax liabilities	362,767	358,626
Derivative liabilities	24,591	26,477
Other long-term liabilities	90,204	81,348
Total liabilities	2,573,186	2,530,915

Mezzanine equity:
Redeemable noncontrolling interest, net (Note 10)	396,711	382,525

Stockholders’ equity:

Common stock, $0.01 par value; authorized - 650,000,000 shares; issued and outstanding - 211,644,987 shares and 202,606,908 shares, respectively	2,117	2,026
Preferred stock, $0.01 par value; authorized - 50,000,000 shares; issued and outstanding - 31,521 and 40,000 shares, respectively	—	—
Additional paid in capital	3,473,266	3,313,917
Accumulated deficit	(350,514)	(407,741)
Stockholders’ equity before noncontrolling interest	3,124,869	2,908,202
Noncontrolling interests in consolidated subsidiaries	1,900,284	1,995,880
Total liabilities, mezzanine equity and stockholders’ equity	$7,995,050	$7,817,522
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2017	2016	2017	2016
Operating revenues:
Natural gas, oil and natural gas liquids sales	$348,892	$122,312	$705,726	$234,754
Gathering, compression and water services	38,065	23,728	68,408	48,280
Other revenue	11,350	9,958	17,979	12,906
Total operating revenues	398,307	155,998	792,113	295,940

Operating expenses:
Lease operating (1)	17,645	9,038	40,294	20,109
Gathering, compression and transportation	39,131	27,169	78,557	55,301
Production taxes and impact fees	6,679	2,659	12,832	4,310
Exploration	7,106	5,548	11,118	6,538
Midstream operation and maintenance	8,348	4,555	14,998	14,177
Incentive unit expense	4,800	14,840	7,683	38,982
Acquisition expense	2,408	84	2,615	556
Impairment of gas properties	—	—	92,355	—
Impairment of fixed assets	—	—	—	2,595
General and administrative (1)	39,226	29,272	73,050	54,145
Depreciation, depletion and amortization	145,904	84,752	282,782	163,937
Amortization of intangible assets	406	403	808	811
Other expense	13,207	11,457	19,365	15,648
Total operating expenses	284,860	189,777	636,457	377,109

Operating income (loss)	113,447	(33,779)	155,656	(81,169)
Interest expense	(27,269)	(24,802)	(54,292)	(49,323)
Other income	273	2,549	453	2,762
Gain (loss) on derivative instruments	103,558	(201,555)	88,779	(131,376)
Loss on embedded derivatives	(15,417)	—	(15,417)	—
Amortization of deferred financing costs	(3,426)	(1,618)	(6,078)	(3,169)
Income (loss) before income taxes	171,166	(259,205)	169,101	(262,275)
Income tax (expense) benefit	(33,917)	120,496	(33,341)	126,871
Net income (loss)	137,249	(138,709)	135,760	(135,404)
Less: Net income attributable to noncontrolling interests	(53,724)	(17,977)	(78,533)	(38,870)
Net income (loss) attributable to Rice Energy Inc.	83,525	(156,686)	57,227	(174,274)
Less: Preferred dividends and accretion of redeemable noncontrolling interests	(20,656)	(7,944)	(28,988)	(11,402)
Net income (loss) attributable to Rice Energy Inc. common stockholders	$62,869	$(164,630)	$28,239	$(185,676)

Earnings (loss) per share—basic	$0.31	$(1.07)	$0.14	$(1.28)
Earnings (loss) per share—diluted	$0.30	$(1.07)	$0.14	$(1.28)

(1)
Stock-based compensation expense of $0.2 million and $6.2 million is included in lease operating and general and administrative expense, respectively, for the three months ended June 30, 2017, and $0.1 million and $6.1 million is included in lease operating and general and administrative expense, respectively, for the three months ended June 30, 2016. Stock-based compensation expense of $0.4 million and $11.3 million was included in lease operating and general and administrative expense, respectively, for the six months ended June 30, 2017, and $0.2 million and $10.8 million was included in lease operating and general and administrative expense, respectively, for the six months ended June 30, 2016. See Note 14 for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income (loss)	$135,760	$(135,404)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	282,782	163,937
Amortization of deferred financing costs	6,078	3,169
Amortization of intangibles	808	811
Exploration	11,118	6,538
Incentive unit expense	7,683	38,982
Stock compensation expense	11,701	10,789
Impairment of fixed assets	—	2,595
Impairment of gas properties	92,355	—
Derivative instruments fair value (gain) loss	(88,779)	131,376
Cash (payments) receipts for settled derivatives	(31,502)	133,205
Deferred income tax benefit (expense)	24,541	(126,871)
Loss on embedded derivatives	15,417	—
Changes in operating assets and liabilities:
Accounts receivable	(116,958)	(21,995)
Prepaid expenses and other assets	(7,342)	(530)
Accounts payable	1,345	(4,894)
Accrued liabilities and other	(35,549)	572
Royalties payable	16,993	614
Net cash provided by operating activities	326,451	202,894

Cash flows from investing activities:
Capital expenditures for property and equipment	(644,326)	(484,529)
Acquisitions	(3,671)	(7,744)
Acquisition deposit	(18,033)	—
Net cash used in investing activities	(666,030)	(492,273)

Cash flows from financing activities:
Proceeds from borrowings	75,500	120,000
Repayments of debt obligations	(768)	(255,690)
Shares of common stock issued in April 2016 offering, net of offering costs	—	311,764
RMP common units issued in the Partnership’s June 2016 offering, net of offering costs	—	164,150
RMP common units issued in the Partnership’s ATM program, net of offering costs	—	15,782
Net cash contributions to Strike Force Midstream by Gulfport Midstream	21,815	—
Debt issuance costs	(1,399)	(669)
Distributions to the Partnership’s public unitholders	(40,202)	(17,636)
Proceeds from issuance of redeemable noncontrolling interests, net of offering costs	—	368,767
Preferred dividends on Series B Units	(15,270)	(3,576)
Employee tax withholding for settlement of stock compensation award vestings	(8,600)	—
Proceeds from conversion of warrants	—	100
Net cash provided by financing activities	31,076	702,992

Net (decrease) increase in cash	(308,503)	413,613

Cash at the beginning of the year	470,043	151,901
Cash at the end of the period	$161,540	$565,514

(in thousands)
Supplemental disclosure of non-cash investing and financing activities:
Asset contribution to Strike Force Midstream by Gulfport Midstream	$—	$22,500
Capital expenditures financed by accounts payable	$18,899	$18,658
Capital expenditures financed by accrued capital expenditures	$176,594	$79,362
Natural gas properties financed through deferred payment obligations	$31,817	$11,097
Conversion of REO Common Units into Rice Energy common stock	$176,402	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Condensed Consolidated Statements of Equity
(Unaudited)

(in thousands)	Common Stock ($0.01 par)	Additional Paid-In Capital	Accumulated (Deficit) Earnings	Stockholders Equity before Non-Controlling Interest	Non-Controlling Interest	Total
Balance, January 1, 2016	$1,364	$1,416,523	$(137,990)	$1,279,897	$624,571	$1,904,468
Incentive unit compensation	—	38,982	—	38,982	—	38,982
Stock compensation	—	9,151	—	9,151	2,070	11,221
Issuance of common stock upon vesting of stock compensation awards, net of tax withholdings	2	(1,459)	—	(1,457)	—	(1,457)
Issuance of phantom units upon vesting of equity-based compensation, net of tax withholdings	—	(3,182)	—	(3,182)	2,063	(1,119)
Shares of common stock issued in April 2016 offering, net of offering costs	200	311,564	—	311,764	—	311,764
Conversion of warrants into shares of common stock	—	100	—	100	—	100
Preferred dividends on redeemable noncontrolling interest	—	(10,719)	—	(10,719)	—	(10,719)
Accretion of redeemable noncontrolling interest	—	(683)	—	(683)	—	(683)
RMP common units issued in the Partnership’s June 2016 offering, net of offering costs	—	—	—	—	164,150	164,150
RMP common units issued pursuant to the Partnership’s ATM program, net of offering costs	—	—	—	—	15,782	15,782
Distributions to the Partnership’s public unitholders	—	—	—	—	(17,636)	(17,636)
Contribution from noncontrolling interest	—	—	—	—	25,530	25,530
Consolidated net (loss) income	—	—	(174,274)	(174,274)	38,870	(135,404)
Balance, June 30, 2016	$1,566	$1,760,277	$(312,264)	$1,449,579	$855,400	$2,304,979

Balance, January 1, 2017	$2,026	$3,313,917	$(407,741)	$2,908,202	$1,995,880	$4,904,082
Incentive unit compensation	—	7,683	—	7,683	—	7,683
Stock compensation	—	13,474	—	13,474	259	13,733
Issuance of common stock upon vesting of stock compensation awards, net of tax withholdings	6	(8,606)	—	(8,600)	—	(8,600)
Preferred dividends on redeemable noncontrolling interest	—	(15,333)	—	(15,333)	—	(15,333)
Accretion of redeemable noncontrolling interest	—	(14,186)	—	(14,186)	—	(14,186)
Contribution from noncontrolling interest	—	—	—	—	21,815	21,815
REO Common Unit conversion into Rice Energy common stock, net of tax	85	176,317	—	176,402	(156,001)	20,401
Distributions to the Partnership’s public unitholders	—	—	—	—	(40,202)	(40,202)
Consolidated net income	—	—	57,227	57,227	78,533	135,760
Balance, June 30, 2017	$2,117	$3,473,266	$(350,514)	$3,124,869	$1,900,284	$5,025,153

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of Rice Energy Inc. (the “Company”) have been prepared by the Company’s management in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of June 30, 2017 and December 31, 2016, its condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016, and its statements of cash flows and equity for the six months ended June 30, 2017 and 2016.
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
Proposed Merger with EQT Corporation
On June 19, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with EQT Corporation (“EQT”), pursuant to which, subject to the satisfaction or waiver of certain conditions, an indirect, wholly-owned subsidiary of EQT will merge with and into the Company (the “Merger”), and immediately thereafter the Company will merge with and into another indirect, wholly-owned subsidiary of EQT (“LLC Sub”), with LLC Sub continuing as the surviving entity in such merger as an indirect, wholly-owned subsidiary of EQT.
On the terms and subject to the conditions set forth in the Merger Agreement, which has been unanimously approved by the respective boards of directors of EQT and the Company, at the effective time of the Merger, each share of the Company’s common stock issued and outstanding immediately before that time (other than shares of the Company’s common stock held by EQT or certain of its direct and indirect subsidiaries, shares held by the Company in treasury or shares with respect to which appraisal has been properly demanded pursuant to Delaware law) will automatically be converted into the right to receive 0.37 shares of EQT common stock and $5.30 in cash. The consummation of the Merger is subject to approval by the shareholders of both the Company and EQT and certain customary regulatory and other closing conditions and is expected to occur in the fourth quarter of 2017.
The Merger Agreement provides for certain termination rights for both the Company and EQT, including the right of either party to terminate the Merger Agreement if the Merger is not consummated by February 19, 2018 (which may be extended by either party to May 19, 2018 under certain circumstances). Upon termination of the Merger Agreement under certain specified circumstances, the Company may be required to pay EQT, or EQT may be required to pay the Company, a termination fee of $255.0 million. In addition, if the Merger Agreement is terminated because of a failure of a party’s shareholders to approve the proposals required to complete the Merger, that party may be required to reimburse the other party for its transaction expenses in an amount equal to $67.0 million.

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
On September 26, 2016, the Company entered into a Purchase and Sale Agreement (the “Midstream Purchase Agreement”) by and between the Company and Rice Midstream Partners LP (the “Partnership”). Pursuant to the terms of the Midstream Purchase Agreement, as amended, immediately following the close of the Vantage Acquisition on October 19, 2016, the Partnership acquired from the Company all of the outstanding membership interests of Vantage Energy II Access, LLC and Vista Gathering, LLC (collectively, the “Vantage Midstream Entities,” and such acquisition, the “Vantage Midstream Acquisition”). The Partnership’s acquisition of the Vantage Midstream Entities from the Company is accounted for as a combination of entities under common control at historical cost. The Vantage Midstream Entities, which became wholly-owned subsidiaries of the Partnership upon the completion of the acquisition of the Vantage Midstream Entities, own midstream assets, including approximately 30 miles of dry gas gathering and compression assets. In consideration for the acquisition of the Vantage Midstream Entities, the Partnership paid the Company $600.0 million in aggregate cash consideration, which the Partnership funded through the net proceeds of a private placement of Partnership common units and borrowings under its revolving credit facility.
Allocation of Purchase Price
The following table summarizes the preliminary purchase price and the preliminary estimated values of assets and liabilities assumed based on the fair value as of October 19, 2016, with any excess of the purchase price over the estimated fair value of the identified net assets acquired recorded as goodwill. Approximately $369.0 million and $470.8 million of goodwill has been allocated to the Exploration and Production segment and Rice Midstream Partners segment, respectively. Included within the Rice Midstream Partners segment is goodwill of $15.4 million, attributable to the enhanced cash flow distributions to Rice Midstream GP Holdings LP (“GP Holdings”) expected to result from the Vantage Midstream Acquisition. The amount of goodwill allocated to the Rice Midstream Partners segment includes an acquired 67.5% interest in the Wind Ridge system previously owned by Access Midstream Partners. The Partnership acquired the Wind Ridge system in connection with the Vantage Midstream Acquisition for approximately $14.3 million, of which $10.9 million was ascribed to property and equipment and $3.4 million to goodwill. Goodwill primarily relates to the Company’s ability to control the Vantage acquired assets and recognize synergies related to administrative and capital efficiencies, extended laterals, the creation of additional contiguous leasing opportunities not previously available and additional dedicated acreage.
Certain data necessary to complete the purchase price allocation is not yet available, including, but not limited to, title defect analysis. The Company expects to complete the purchase price allocation once it has received all of the necessary information, but no later than one year from the date of completion of the Vantage Acquisition. Prior to the completion of the Company’s purchase price allocation, the value of the assets and liabilities may be revised as appropriate. Goodwill associated with the Vantage Acquisition is fully deductible for tax purposes.

(in thousands)
Consideration Given:
Fair value of issued Rice Energy Operating units	$1,001,200
Cash consideration, net of cash acquired	981,080
Total consideration	$1,982,280

Estimated Fair Value of Assets Acquired and Liabilities Assumed:
Current assets, net of cash acquired	$49,532
Natural gas and oil properties	2,178,076
Midstream property, plant and equipment	144,562
Other non-current assets	27,437
Current liabilities	(103,322)
Fair value of debt assumed	(706,912)
Other non-current liabilities	(51,052)
Noncontrolling interest in Rice Energy Operating	(395,910)
Total estimated fair value of assets acquired and liabilities assumed	$1,142,411
Goodwill	$839,869

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
Post-Acquisition Operating Results
The Vantage Acquisition contributed the following to the Company’s consolidated operating results for the three and six months ended June 30, 2017.

(in thousands)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Revenue attributable to Rice Energy Inc.	$106,042	$201,878
Net income (loss) attributable to noncontrolling interests	$3,000	$(2,827)
Net income (loss) attributable to Rice Energy Inc.	$15,816	$(15,615)
Unaudited Pro Forma Information
The following table presents unaudited pro forma combined financial information for the three and six months ended June 30, 2016, which presents the Company’s results as though the Vantage Acquisition had been completed at January 1, 2016. The pro forma combined financial information is not necessarily indicative of the results that might have actually occurred had the Vantage Acquisition been completed at January 1, 2016; furthermore, the financial information is not intended to be a projection of future results.

	Pro Forma
(in thousands, except per share data)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Operating revenues	$211,649	$401,735
Net loss	$(232,925)	$(198,647)
Less: Net loss (income) attributable to noncontrolling interests	$17,895	$(9,574)
Net loss attributable to Rice Energy	$(215,030)	$(208,221)
Loss per share (basic)	$(1.21)	$(1.10)
Loss per share (diluted)	$(1.21)	$(1.10)

3.	Impairment
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
During the first quarter of 2017, the Company identified significant declines in forward Waha basis differentials, which is the primary sales point for its Fort Worth Basin production. Such expected prolonged declines indicated a potential impairment trigger, and, as a result, the Company performed an asset recoverability test of its Fort Worth Basin properties. Based upon the results of the recoverability assessment, the Company concluded that the carrying value of its Fort Worth Basin properties exceeded its undiscounted cash flows. The fair value of the Fort Worth Basin proved properties was determined using a combination of the market and income approach to determine fair value. Significant inputs to the valuation of the discounted cash flows of natural gas and oil properties included estimates of: (i) recoverable reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices; and (v) a market-based weighted average cost of capital rate. These inputs required significant judgments and estimates by management which included Level 3 unobservable inputs to the fair value measurement. The difference between the carrying value and fair value resulted in an asset impairment of $92.4 million within the Exploration and Production segment during the first quarter of 2017.

4.	Accounts Receivable
Accounts receivable are primarily from the Company’s joint interest partners and natural gas marketers. The Company extends credit to parties in the normal course of business based upon management’s assessment of their creditworthiness. An allowance is provided for those accounts for which collection is estimated as doubtful; uncollectible accounts are written off and charged against the allowance. In estimating the allowance, management considers, among other things, how recently and how frequently payments have been received and the financial position of the party. Allowances for uncollectible accounts were not material for the periods presented. Accounts receivable as of June 30, 2017 and December 31, 2016 are detailed below.

(in thousands)	June 30, 2017	December 31, 2016
Joint interest	$141,910	$53,577
Natural gas sales	173,745	145,887
Other	23,764	19,161
Total accounts receivable	$339,419	$218,625

5.	Long-Term Debt
Long-term debt consists of the following as of June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017	December 31, 2016
Long-term Debt
Senior Notes Due 2022, net of unamortized deferred financing costs and original discount issuances of $10,896 and $12,023, respectively (a)	$889,104	$887,977
Senior Notes Due 2023, net of unamortized deferred financing costs and original discount issuances of $7,825 and $8,496, respectively (b)	392,175	391,504
Senior Secured Revolving Credit Facility (c)	—	—
Midstream Holdings Revolving Credit Facility (d)	112,500	53,000
RMP Revolving Credit Facility (e)	206,000	190,000
Total long-term debt	$1,599,779	$1,522,481
Senior Notes
6.25% Senior Notes Due 2022 (a)
The Company has $900.0 million in aggregate principal amount of 6.25% senior notes due 2022 outstanding (the “2022 Notes”). The 2022 Notes will mature on May 1, 2022, and interest is payable on the 2022 Notes on each May 1 and November 1. Upon the occurrence of a change of control, unless the Company has given notice to redeem the 2022 Notes, the holders of the 2022 Notes will have the right to require the Company to repurchase all or a portion of the 2022 Notes at a price equal to 101% of the aggregate principal amount of the 2022 Notes, plus any accrued and unpaid interest. The Company may redeem some or all of the 2022 Notes at redemption prices (expressed as percentages of principal amount) equal to 104.688% prior to May 1, 2018, 103.125% for the twelve-month period beginning May 1, 2018, 101.563% for the twelve-month period beginning on May 1, 2019 and 100.000% beginning on May 1, 2020, plus accrued and unpaid interest.
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
In connection with the closing of the Vantage Acquisition, in October 2016, the Company entered into a Fourth Amended and Restated Credit Agreement (the “A&R Credit Agreement”), among the Company, Rice Energy Operating, Wells Fargo Bank, N.A., as administrative agent, and the lenders and other parties thereto. The A&R Credit Agreement provides, among other things, for the assignment of the Company’s rights and obligations as borrower under the Senior Secured Revolving Credit Facility to Rice Energy Operating and the addition of the Company as a guarantor of those obligations.

On June 15, 2017, Rice Energy Operating, as borrower, and the Company, as parent guarantor, entered into the Third Amendment to the A&R Credit Agreement, pursuant to which the lenders under the A&R Credit Agreement completed their semi-annual redetermination of the borrowing base. Following the redetermination, the Company’s borrowing base and aggregate elected commitment amounts each increased from $1.45 billion to $1.6 billion.
As of June 30, 2017, the borrowing base was $1.6 billion and the sublimit for letters of credit was $400.0 million. The Company had zero borrowings outstanding and $211.0 million in letters of credit outstanding under the A&R Credit Agreement as of June 30, 2017, resulting in availability of $1.4 billion. The maturity date of the Senior Secured Revolving Credit Facility is October 19, 2021. The next redetermination of the borrowing base is expected to occur in October 2017.
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
The Company was in compliance with such covenants and ratios effective as of June 30, 2017.

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
As of June 30, 2017, Midstream Holdings had $112.5 million of borrowings outstanding and no letters of credit under this facility, resulting in availability of $187.5 million. The year-to-date average daily outstanding balance of the Midstream Holdings Revolving Credit Facility was approximately $74.6 million, and interest was incurred on the Midstream Holdings Revolving Credit Facility at a weighted average interest rate of 3.2% through June 30, 2017. The Midstream Holdings Revolving Credit Facility is available to fund working capital requirements and capital expenditures and to purchase assets. The maturity date of the Midstream Holdings Revolving Credit Facility is December 22, 2019.
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
The Midstream Holdings Credit Agreement also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Midstream Holdings Revolving Credit Facility to be immediately due and payable. Midstream Holdings was in compliance with such covenants and ratios effective as of June 30, 2017.
RMP Revolving Credit Facility (e)
On December 22, 2014, Rice Midstream OpCo LLC (“Rice Midstream OpCo”), a wholly-owned subsidiary of the Partnership, entered into a credit agreement (the “RMP Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders establishing a revolving credit facility (the “RMP Revolving Credit Facility”).
As of June 30, 2017, the RMP Revolving Credit Facility provided for lender commitments of $850.0 million, with an additional $200.0 million of commitments available under an accordion feature subject to lender approval. Rice Midstream OpCo had $206.0 million of borrowings outstanding and no letters of credit outstanding under the RMP Revolving Credit Facility as of June 30, 2017, resulting in availability of $644.0 million. The year-to-date average daily outstanding balance of the RMP Revolving Credit Facility was approximately $194.0 million, and interest was incurred at a weighted average annual interest rate of 2.9% through June 30, 2017. The RMP Revolving Credit Facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes and matures on December 22, 2019. The Partnership and its restricted subsidiaries are the guarantors of the obligations under the RMP Revolving Credit Facility.
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
The RMP Credit Agreement also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the RMP Revolving Credit Facility to be immediately due and payable. The Partnership was in compliance with such covenants and ratios effective as of June 30, 2017.
Expected Aggregate Maturities
Expected aggregate maturities of long-term debt as of June 30, 2017 are as follows (in thousands):

Remainder of Year Ending December 31, 2017	$—
Year Ending December 31, 2018	—
Year Ending December 31, 2019	318,500
Year Ending December 31, 2020	—
Year Ending December 31, 2021 and Beyond	1,281,279
Total	$1,599,779
Interest paid in cash was approximately $49.1 million and $55.1 million for the three and six months ended June 30, 2017, respectively, and $46.6 million and $49.1 million for the three and six months ended June 30, 2016, respectively.

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
As of June 30, 2017, the Company has entered into derivative instruments with various financial institutions, fixing the price it receives for a portion of its future sales of produced natural gas. The Company’s fixed price derivatives primarily include swap and collar contracts that are tied to the commodity prices on NYMEX. As of June 30, 2017, the Company has entered into NYMEX hedging contracts through December 31, 2021, hedging a total of approximately 1,234 Bcfe of its projected natural gas production at a weighted average price of $2.99 per MMBtu. Additionally, the Company has entered into basis swap contracts to hedge the difference between the NYMEX index price and various local index prices. The fixed price and basis hedging contracts the Company has entered into through December 31, 2021 at other various sales points cover a total of approximately 1,165 Bcfe.

As a result of the entry into the Merger Agreement (as discussed in Note 1), the Company reassessed the probability of a Change in Control under the LLC Agreement and the GP Holdings A&R LPA and determined that the Change in Control was probable (all terms as defined in Note 10). As such, we assessed certain embedded derivatives requiring bifurcation in the LLC Agreement and GP Holdings A&R LPA and determined that the value of the Investor Put Right (as defined in Note 10) has increased as a result of the increased probability of the Change in Control. As of June 30, 2017, the fair value of the Investor Put Right embedded derivative was approximately $15.4 million and is included as an embedded derivative liability in the accompanying condensed consolidated balance sheet. Refer to Note 10 for further information.

The Company recognizes all derivative instruments as either assets or liabilities at fair value per Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) “Derivatives and Hedging (Topic 815).” The Company’s derivative commodity instruments have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized currently in earnings. The following tables present the gross amounts of the Company’s recognized derivative assets and liabilities, the amounts offset under netting arrangements with counterparties, and the resulting net amounts presented in the consolidated balance sheets for the periods presented, all at fair value:

	As of June 30, 2017
(in thousands)	Derivative instruments, gross	Derivative instruments subject to master netting arrangements	Derivative Instruments, net
Derivative assets	$131,000	$(74,663)	$56,337
Derivative liabilities	$157,612	$(93,960)	$63,652
Embedded derivative liability	$15,417	$—	$15,417

	As of December 31, 2016
(in thousands)	Derivative instruments, gross	Derivative instruments subject to master netting arrangements	Derivative Instruments, net
Derivative assets	$103,507	$(63,490)	$40,017
Derivative liabilities	$286,019	$(120,154)	$165,865

7.	Fair Value of Financial Instruments
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
The following assets and liabilities were measured at fair value on a recurring basis during the period (refer to Note 6 for details relating to derivative instruments):

	As of June 30, 2017
		Fair Value Measurements at Reporting Date Using
(in thousands)	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative instruments, at fair value	$56,337	$56,337	$—	$56,337	$—
Total assets	$56,337	$56,337	$—	$56,337	$—

Liabilities:
Derivative instruments, at fair value	$63,652	$63,652	$—	$63,652	$—
Embedded derivatives, at fair value	15,417	15,417	—	—	15,417
Total liabilities	$79,069	$79,069	$—	$63,652	$15,417

	As of December 31, 2016
		Fair Value Measurements at Reporting Date Using
(in thousands)	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative instruments, at fair value	$40,017	$40,017	$—	$40,017	$—
Total assets	$40,017	$40,017	$—	$40,017	$—

Liabilities:
Derivative instruments, at fair value	$165,865	$165,865	$—	$165,865	$—
Total liabilities	$165,865	$165,865	$—	$165,865	$—
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

The estimated fair value and gross carrying amount of long-term debt as reported on the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 is shown in the table below (refer to Note 5 for details relating to the debt instruments). The fair value was estimated using Level 2 inputs based on rates reflective of the remaining maturity as well as the Company’s financial position. The gross carrying value of the revolving credit facilities approximates fair value for the periods presented below.

	As of June 30, 2017		As of December 31, 2016
Long-Term Debt (in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes Due 2022	$900,000	$942,750	$900,000	$929,250
Senior Notes Due 2023	397,791	433,000	397,601	428,000
Midstream Holdings Revolving Credit Facility	112,500	112,500	53,000	53,000
RMP Revolving Credit Facility	206,000	206,000	190,000	190,000
Total	$1,616,291	$1,694,250	$1,540,601	$1,600,250

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
The operating results of the Company’s reportable segments were as follows for the three months ended June 30, 2017:

(in thousands)	Exploration and Production	Rice Midstream Holdings	Rice Midstream Partners	Elimination of Intersegment Transactions	Consolidated Total
Total operating revenues	$360,242	$31,947	$72,377	$(66,259)	$398,307
Total operating expenses	301,801	11,847	25,364	(54,152)	284,860
Operating income (loss)	$58,441	$20,100	$47,013	$(12,107)	$113,447

Capital expenditures for segment assets	$268,254	$61,351	$29,530	$(12,772)	$346,363
Depreciation, depletion and amortization	$141,478	$1,790	$7,543	$(4,907)	$145,904
The operating results of the Company’s reportable segments were as follows for the three months ended June 30, 2016:

(in thousands)	Exploration and Production	Rice Midstream Holdings	Rice Midstream Partners	Elimination of Intersegment Transactions	Consolidated Total
Total operating revenues	$132,270	$11,873	$46,547	$(34,692)	$155,998
Total operating expenses	191,718	7,872	17,547	(27,360)	189,777
Operating (loss) income	$(59,448)	$4,001	$29,000	$(7,332)	$(33,779)

Capital expenditures for segment assets	$150,646	$15,894	$38,776	$(10,506)	$194,810
Depreciation, depletion and amortization	$79,515	$1,556	$6,855	$(3,174)	$84,752
The operating results and assets of the Company’s reportable segments were as follows for the six months ended June 30, 2017:

(in thousands)	Exploration and Production	Rice Midstream Holdings	Rice Midstream Partners	Elimination of Intersegment Transactions	Consolidated Total
Total operating revenues	$723,705	$58,791	$135,127	$(125,510)	$792,113
Total operating expenses	672,971	18,858	47,518	(102,890)	636,457
Operating income (loss)	$50,734	$39,933	$87,609	$(22,620)	$155,656

Capital expenditures for segment assets	$494,014	$123,782	$58,036	$(31,506)	$644,326
Depreciation, depletion and amortization	$273,317	$3,187	$15,164	$(8,886)	$282,782
Segment assets	$6,019,255	$589,584	$1,471,348	$(85,137)	$7,995,050
Goodwill	$368,992	$—	$510,019	$—	$879,011
The operating results of the Company’s reportable segments were as follows for the six months ended June 30, 2016:

(in thousands)	Exploration and Production	Rice Midstream Holdings	Rice Midstream Partners	Elimination of Intersegment Transactions	Consolidated Total
Total operating revenues	$247,660	$22,524	$101,090	$(75,334)	$295,940
Total operating expenses	374,898	15,397	36,473	(49,659)	377,109
Operating (loss) income	$(127,238)	$7,127	$64,617	$(25,675)	$(81,169)

Capital expenditures for segment assets	$386,320	$54,267	$75,019	$(31,077)	$484,529
Depreciation, depletion and amortization	$154,471	$2,645	$12,225	$(5,404)	$163,937
The assets of the Company’s reportable segments were as follows as of December 31, 2016:

(in thousands)	Exploration and Production	Rice Midstream Holdings	Rice Midstream Partners	Elimination of Intersegment Transactions	Consolidated Total
Segment assets	$6,120,530	$360,292	$1,399,217	$(62,517)	$7,817,522
Goodwill	$384,431	$—	$494,580	$—	$879,011

9.	Commitments and Contingencies
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
Firm Transportation

The Company has commitments for gathering and firm transportation under existing contracts with third parties. Future payments under these contracts as of June 30, 2017 totaled $4.9 billion (remainder of 2017 - $95.1 million, 2018 - $242.2 million, 2019 - $235.5 million, 2020 - $235.2 million, 2021 - $234.8 million, 2022 - $234.4 million and thereafter - $3.6 billion).
Drilling Rig Service Commitments
As of June 30, 2017, the Company had five horizontal rigs under contract, of which three expire in 2017, one expires in 2018 and one expires in 2019. The Company also had four tophole drilling rigs under contract, of which one expires in 2017, one expires in 2018 and two expire in 2019. Future payments under these contracts as of June 30, 2017 totaled $62.7 million (remainder of 2017 - $23.3 million, 2018 - $31.3 million and 2019 - $8.1 million). Any other rig performing work for the Company is performed on a well-by-well basis and therefore can be released without penalty at the conclusion of drilling on the current well, the costs of which have not been included in the amounts above. The values above represent the gross amounts that the Company is committed to pay without regard to its proportionate share based on its working interest.
Frac Sand Commitments
Commencing in January 2017, the Company has commitments for frac sand to be used as a proppant in its hydraulic fracturing operations. Future commitments under these contracts as of June 30, 2017 totaled $38.2 million (remainder of 2017 - $7.6 million, 2018 - $15.2 million and 2019 - $15.4 million).
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
On February 17, 2016, Midstream Holdings and GP Holdings, entered into a securities purchase agreement (the “Securities Purchase Agreement”) with EIG Energy Fund XVI, L.P., EIG Energy Fund XVI-E, L.P., and EIG Holdings (RICE) Partners, LP (collectively, the “Investors”) pursuant to which (i) Midstream Holdings agreed to issue and sell 375,000 Series B Units (“Series B Units”) with an aggregate liquidation preference of $375.0 million and (ii) GP Holdings agreed to issue and sell common units representing an 8.25% limited partner interest in GP Holdings (“GP Holdings Common Units”) for aggregate consideration of $375.0 million in a private placement (the “Midstream Holdings Investment”) exempt from the registration requirements under the Securities Act. In conjunction with the Securities Purchase Agreement, Midstream Holdings issued 1,000 Series A Units to Rice Energy Operating. The Midstream Holdings Investment closed on February 22, 2016 (the “Closing Date”).
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

Distributions are payable on January 1, April 1, July 1 and October 1 of each year that the Series B Units remain outstanding. For purposes of the second quarter 2017 distribution, the Company paid $7.7 million in cash in July 2017.
The Investors holding Series B Units have the option to require Midstream Holdings to redeem the Series B Units on or after the tenth anniversary of the Closing Date at an amount equal to $1,000 per Series B Unit plus any accrued and unpaid distributions (the “Liquidation Preference”). The Series B Units are subject to an optional cash redemption by Midstream Holdings after the third anniversary of the Closing Date, at an amount equal to the Liquidation Preference. If any of the Company, the Partnership or Midstream Holdings undergoes a Change in Control (as defined in the LLC Agreement), the Investors have the right to require Midstream Holdings to repurchase any or all of the Series B Units for cash (the “Investor Put Right”), and Midstream Holdings has the right to repurchase any or all of the Series B Units for cash. The redemption price pursuant to the Investor Put Right for a Change of Control prior to February 2019 is equal to the sum of (a) $1,000 per Series B Unit plus (b) any distributions that have accrued but have not been paid on such Series B Units as of the date of determination of a Change in Control plus (c) all distributions that would accrue following the date of determination of a Change in Control through the third anniversary of the Closing Date (“Accelerated Distributions,” and together with (a) and (b), the “Early Redemption Price”). The holders of the Series B units do not have the power to vote or dispose of the equity interest in the Partnership held by GP Holdings.
In relation to the Series B Units, the occurrence of certain events or violations of certain financial and non-financial restrictions will constitute “Triggering Events” (as defined in the Securities Purchase Agreement) that may result in various consequences, including additional restrictions on the activities of Midstream Holdings, including the termination of the Investor’s additional commitment, increases in the distribution rate, additional governance rights for the Investors and other measures depending on the applicable Triggering Event. As of June 30, 2017, none of the Triggering Events had occurred.
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
The Investors holding GP Holdings Common Units have tag-along rights in connection with a sale of the common equity interests in GP Holdings to a third-party. The holders of GP Holdings Common Units will have drag-along rights in connection with a sale of the majority of the common equity interests in GP Holdings to a third-party, subject to the achievement of an agreed-upon minimum return. If a qualifying initial public offering of GP Holdings is not consummated prior to the fifth anniversary of the Closing Date, the holders of the GP Holdings Common Units shall have the right to require GP Holdings to repurchase all of their GP Holdings Common Units for cash in an aggregate purchase price of $125.0 million. In the event of a Change in Control or a GP Change in Control (as each term is defined in the GP Holdings A&R LPA) of the Company, Midstream Holdings or GP Holdings, the Purchasers shall have the right to require GP Holdings to repurchase all of their GP Holdings Common Units for an aggregate purchase price of $125.0 million (“Minimum Investor Return”). The holders of the GP Holdings Common Units do not have the power to vote or dispose of the Partnership’s units held by GP Holdings.
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
After September 30, 2016 and prior to the eighteen-month anniversary of the closing of the Midstream Holdings Investment, upon the satisfaction of certain financial and operational metrics, Midstream Holdings has the right to require the Investors to purchase additional Series B Units and GP Holdings Common Units. Midstream Holdings may require the Investors to purchase at least $25.0 million of additional units on up to three occasions, up to a total aggregate amount of $125.0 million. Pursuant to the Securities Purchase Agreement, Midstream Holdings is required to pay the Investors a quarterly cash commitment fee of 2% per annum on any undrawn amounts of the additional $125.0 million commitment. The commitment fee paid in cash was approximately $0.6 million and $1.2 million for the three and six months ended June 30, 2017. No additional units have been purchased by the Investors since the closing of the Midstream Holdings Investment.

As the Investors have an option to redeem the Series B Units and GP Holdings Common Units for cash at a future date, the proceeds from such securities (net of accretion and issuances costs and fees) are not considered to be a component of stockholders’ equity on the condensed consolidated balance sheet, and such Series B Units and GP Holdings Common Units are reported as mezzanine equity on the condensed consolidated balance sheet. The following table represents the value allocated to the Series B Units and GP Holdings Common Units at inception.

(in thousands)
At Inception
Series B Units	$341,661
GP Holdings Common Units	33,339
Less: issuance costs and fees	(6,242)
Carrying amount of redeemable noncontrolling interest at inception	$368,758

Effects of the Proposed Merger

As a result of the entry into the Merger Agreement (as discussed in Note 1), the Company reassessed the probability of a Change in Control under the LLC Agreement and the GP Holdings A&R LPA and determined that a Change in Control was probable. As such, we assessed certain embedded derivatives requiring bifurcation in the LLC Agreement and GP Holdings A&R LPA and determined that the value of the Investor Put Right has increased as a result of the increased probability of the Change in Control. The fair value of the Investor Put Right, a Level 3 financial instrument (refer to Notes 6 and 7), was calculated under a Black-Derman-Toy model and the with-and-without method as a form of the income approach. This method compared the value of the Series B Units with and without the Investor Put Right in determining the fair value of the Investor Put Right as of June 30, 2017. Significant assumptions in the Black-Derman-Toy model included the treasury yield curve, interest rate volatility curve, market yield spread, probability of the closing of the Merger and the estimated closing date of the Merger. As of June 30, 2017, the fair value of the Investor Put Right embedded derivative was approximately $15.4 million and is included as an embedded derivative liability in the accompanying condensed consolidated balance sheet.

Additionally, as a result of the entry into the Merger Agreement, the Company concluded that while the Series B Units and GP Holdings Common Units were not currently redeemable as of June 30, 2017, it was probable that they would become redeemable by the Investors prior to the respective earliest redemption dates as stipulated in the LLC Agreement and the GP Holdings A&R LPA, respectively. As the Series B Units would become redeemable at the Early Redemption Price, the Company accelerated accretion of the un-accreted discount to the face amount of the Series B Units and began accreting Accelerated Distributions under the assumption that the Merger would close in the fourth quarter of 2017. Similarly, as the GP Holdings Common Units would become redeemable to the effect of the Minimum Investor Return, the Company began accreting the GP Holdings Common Units from their fair value at inception to the Minimum Investor Return under the assumption that the Merger would close in the fourth quarter of 2017. Lastly, the Company accelerated amortization of unamortized issuance costs and fees under the assumption that the Merger would close in the fourth quarter of 2017.

The following table represents detail of the balance of redeemable noncontrolling interest, net on the condensed consolidated balance sheet as of June 30, 2017 after the effects of the Merger as discussed above.

(in thousands)
As of June 30, 2017
Face amount of Series B Units	$375,000
Plus: Accelerated Distributions	50,997
Plus: distributions paid in kind	11,504
Less: un-accreted discount of face amount of Series B Units	(28,349)
Less: un-accreted Accelerated Distributions	(47,331)
Carrying amount of Series B Units	361,821
GP Holdings Common Units	33,339
Plus: additional value to Minimum Investor Return	91,661
Less: un-accreted additional value to Minimum Investor Return	(85,071)
Carrying amount of GP Holdings Common Units	39,929
Less: unamortized issuance costs and fees	(5,039)
Redeemable noncontrolling interest, net	$396,711
The Investors holding GP Common Units are subject to an allocation of income and losses associated with their respective ownership percentages in GP Holdings. Income attributable to the Investors was $1.1 million and $0.9 million for the three months ended June 30, 2017 and 2016, respectively. Income attributable to the Investors for the six months ended June 30, 2017 and for the period from February 22, 2016 through June 30, 2016 was $2.1 million and $1.4 million, respectively.

11.	Stockholders’ Equity
The Company’s Board of Directors did not declare or pay a dividend for the six months ended June 30, 2017. On May 18, 2017, a cash distribution of $0.2608 per common and subordinated unit was paid by the Partnership to the Partnership’s unitholders related to the first quarter of 2017. On July 20, 2017, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders for the second quarter of 2017 of $0.2711 per common and subordinated unit. The cash distribution will be paid on August 17, 2017 to unitholders of record at the close of business on August 8, 2017. Also on August 17, 2017, a cash distribution of $1.6 million will be made to GP Holdings related to its incentive distribution rights in the Partnership in accordance with the partnership agreement.
The Company’s authorized common stock includes 650,000,000 shares of common stock, $0.01 par value per share. The following table presents a summary of changes to the Company’s common shares from January 1, 2016 through June 30, 2017:

Balance, January 1, 2016	136,387,194
April 2016 Equity Offering	20,000,000
September 2016 Equity Offering	46,000,000
Conversion of warrants into shares of common stock	30,242
Common stock awards vested, net	189,472
Balance as of December 31, 2016	202,606,908
Conversion of REO Common Units (as defined in Note 15) into shares of common stock	8,479,336
Common stock awards vested, net	558,743
Balance, June 30, 2017	211,644,987

12.	Incentive Units
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
NGP Holdings
The NGP Holdings incentive units were considered a liability-based award and were adjusted to fair market value on a quarterly basis until all payments were made. During 2016, NGP Holdings sold its remaining shares of the Company’s common stock in connection with the Company’s public offering on April 15, 2016. No future expense will be recognized related to the NGP Holdings incentive units as a result of the April 2016 settlement of the remaining NGP Holdings incentive unit obligation. The Company recognized $9.0 million and $27.3 million of non-cash compensation expense for the three and six months ended June 30, 2016, respectively.
Rice Holdings
The Rice Holdings incentive units are considered an equity-based award with the fair value of the award determined at the grant date and amortized over the service period of the award using the straight-line method. Compensation expense relative to the Rice Holdings incentive units was $4.8 million and $7.7 million for the three and six months ended June 30, 2017, respectively, and $5.8 million and $11.7 million for the three and six months ended June 30, 2016, respectively. The Company will recognize approximately $3.3 million of additional compensation expense over the remaining expected service period related to the Rice Holdings incentive units.
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
Combined
Total combined compensation expense attributable to the incentive units was $4.8 million and $7.7 million for the three and six months ended June 30, 2017, respectively, and $14.8 million and $39.0 million for the three and six months ended June 30, 2016, respectively.
The three tranches of the incentive units having a time vesting feature and were fully vested as of December 31, 2016.
Two tranches of the incentive units do not have a time vesting feature, and their payouts are triggered upon a future payment condition. As such, none of these awards have vested as of June 30, 2017.

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
Rice Midstream Partners LP
The Company evaluated the Partnership for consolidation and determined the Partnership to be a VIE. The Company determined that the primary beneficiary of the Partnership is GP Holdings. As of June 30, 2017, Midstream Holdings held a significant indirect interest in the Partnership through (i) its ownership of a 91.75% limited liability partnership interest in GP Holdings, which owned an approximate 28% limited partner interest in the Partnership, and (ii) through ownership of its wholly-owned subsidiary Rice Midstream Management LLC, which holds all of the substantive voting and participating rights in the Partnership. As a result, through this ownership, the Company holds the power to direct the activities of the Partnership that most significantly impact the Partnership’s economic performance and the obligation to absorb losses or the right to receive benefits from the Partnership that could potentially be significant to the Partnership.
As of June 30, 2017, the Company consolidated the Partnership, recording noncontrolling interest related to the net income of the Partnership attributable to its public unitholders. The following table presents summary information of assets and liabilities of the Partnership that is included in the Company’s condensed consolidated balance sheets that are for the use or obligation of the Partnership.

(in thousands)	June 30, 2017	December 31, 2016
Assets (liabilities):
Cash	$12,196	$21,834
Accounts receivable	9,058	8,758
Other current assets	129	64
Property and equipment, net	860,011	805,027
Goodwill and intangible assets, net	538,297	539,105
Deferred financing costs, net	10,493	12,591
Accounts payable	(9,376)	(4,172)
Accrued capital expenditures	(16,288)	(9,074)
Other current liabilities	(7,313)	(8,376)
Long-term debt	(206,000)	(190,000)
Other long-term liabilities	(6,283)	(5,189)
The following table presents summary information of the Partnership’s financial performance included in the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 and cash flows for the six months ended June 30, 2017 and 2016, inclusive of affiliate amounts.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Operating revenues	$72,377	$46,547	$135,127	$101,090
Operating expenses	$25,365	$17,547	$47,519	$36,473
Net income	$44,059	$27,936	$81,674	$62,362

Net cash provided by operating activities			$86,857	$74,664
Net cash used in investing activities			$(58,036)	$(75,019)
Net cash (used in) provided by financing activities			$(38,460)	$8,081

The following table presents the Company’s limited partner ownership of the Partnership for the periods ended June 30, 2017 and December 31, 2016.

As of:	Partnership units owned by GP Holdings (Common and Subordinated)	Total Partnership Units Outstanding	GP Holdings % Ownership in the Partnership	% Ownership in the Partnership Retained by the Company
December 31, 2015	28,757,246	70,917,372	41%	41%
Equity offering in June 2016	—	9,200,000
Equity offering in October 2016	—	20,930,233
Common units issued under ATM program	—	944,700
Vested phantom units, net	—	280,451
December 31, 2016	28,757,246	102,272,756	28%	26%

Vested phantom units, net	—	30,352
June 30, 2017	28,757,246	102,303,108	28%	26%
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
As of June 30, 2017, the Company consolidates GP Holdings, recording noncontrolling interest related to the ownership interests of GP Holdings attributable to the Investors. GP Holdings maintains goodwill of $15.4 million and has no other significant assets, liabilities or operations other than consolidation of the Partnership.
Strike Force Midstream Holdings LLC
On February 1, 2016, Strike Force Midstream Holdings LLC (“Strike Force Holdings”), a wholly-owned subsidiary of Midstream Holdings, and Gulfport Midstream, entered into an Amended and Restated Limited Liability Company Agreement (the “Strike Force LLC Agreement”) of Strike Force Midstream to engage in the natural gas midstream business in approximately 319,000 acres in Belmont and Monroe Counties, Ohio. Under the terms of the Strike Force LLC Agreement, Strike Force Holdings made an initial contribution to Strike Force Midstream of certain pipelines, facilities and rights of way and cash in the amount of $41.0 million in exchange for a 75% membership interest in Strike Force Midstream. Gulfport Midstream made an initial contribution of a gathering system and related assets in exchange for a 25% membership interest in Strike Force Midstream. The assets contributed by Gulfport Midstream had a fair value of $22.5 million which was determined using Level 3 valuation inputs included in the discounted cash flow method within the income approach. The income approach includes estimates and assumptions related to future throughput volumes, operating costs, capital spending and changes in working capital. Estimating the fair value of these assets required judgment and determining the fair value is sensitive to changes in assumptions. Additionally, on February 1, 2016, Strike Force Midstream and Strike Force Holdings entered into a services agreement whereby Strike Force Holdings will provide all of the services necessary to operate, manage and maintain Strike Force Midstream.
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
As of June 30, 2017, the Company consolidates Strike Force Midstream, recording noncontrolling interest related to the ownership interests of Strike Force Midstream attributable to Gulfport Midstream. The following table presents summary information of assets and liabilities of Strike Force Midstream that is included in the Company’s condensed consolidated balance sheet that are for the use or obligation of Strike Force Midstream.

(in thousands)	June 30, 2017	December 31, 2016
Assets (liabilities):
Cash	$38,142	$36,572
Accounts receivable	7,160	2,529
Property and equipment, net	203,925	100,232
Accounts payable	(1,987)	(3,863)
Accrued capital expenditures	(32,261)	(18,962)
Other current liabilities	(83)	(44)
The following table presents summary information for Strike Force Midstream’s financial performance included in the condensed consolidated statement of operations for the three and six months ended June 30, 2017 and 2016 and cash flows for the six months ended June 30, 2017 and 2016, inclusive of affiliate amounts.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Operating revenues	$11,646	$2,264	$16,985	$2,883
Operating expenses	$2,837	$1,527	$5,245	$2,415
Net income	$8,850	$737	$11,812	$468

Net provided by (used in) operating activities			$7,599	$(791)
Net cash used in investing activities			$(93,291)	$(18,076)
Net cash provided by financing activities			$87,261	$53,000
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
The Company evaluated Rice Energy Operating for consolidation and determined it to be a VIE. The Company determined that it is the primary beneficiary of Rice Energy Operating as it had both (i) the power, through control of all day-to-day business affairs and decision making of Rice Energy Operating that most significantly impact its economic performance and (ii) obligation to absorb losses or the right to receive benefits through its 87.04% membership interest in Rice Energy Operating. The 12.96% ownership held by the Vantage Sellers as of June 30, 2017 is presented as noncontrolling interest in the consolidated financial statements.
As of June 30, 2017, the Company consolidates Rice Energy Operating, recording noncontrolling interest related to the ownership interests of Rice Energy Operating attributable to the Vantage Sellers. The financial position, results of operations and cash flows of Rice Energy Operating do not materially differ from the Company’s second quarter 2017 condensed consolidated financial statements.
The following tables present the outstanding common units owned by Rice Energy and the Vantage Sellers along with their respective ownership percentages in the Company as of June 30, 2017 and December 31, 2016.

As of June 30, 2017:
Unitholders	Common Units	Preferred Stock	Unitholders’ Ownership (%)
Rice Energy	211,644,987	—	87.04%
Vantage Sellers(1)	31,520,664	31,521	12.96%
Total	243,165,651	31,521	100.00%

(1)
During the six months ended June 30, 2017, the Vantage Sellers elected to have the Company redeem 8,479,336 REO Common Units for newly-issued shares of Rice Energy common stock. Upon exercise of the redemptions, the Vantage Sellers surrendered to the Company a corresponding 8,479 shares of preferred stock.

As of December 31, 2016:
Unitholders	Common Units	Preferred Stock	Unitholders’ Ownership (%)
Rice Energy	202,606,908	—	83.51%
Vantage Sellers	40,000,000	40,000	16.49%
Total	242,606,908	40,000	100.00%

14.	Stock-Based Compensation
From time to time, the Company grants stock-based compensation awards to certain non-employee directors and employees under its long-term incentive plan (the “LTIP”). Pursuant to the LTIP, the aggregate maximum number of shares of common stock issued under the LTIP will not exceed 17,500,000 shares. The Company has granted both restricted stock units and performance stock units, which vest upon the passage of time. The performance stock units’ ultimate payout is based upon the attainment of specified performance criteria over a performance period. During the three and six months ended June 30, 2017, the Company granted approximately 0.1 million and 0.9 million restricted stock units, respectively, which are expected to vest ratably over approximately one to three years. During the three and six months ended June 30, 2017, the Company granted approximately zero and 0.7 million performance stock units, respectively, which are expected to cliff vest in approximately three years. Stock-based compensation cost related to awards under the LTIP was $6.5 million and $11.9 million for the three and six months ended June 30, 2017, respectively, and $5.2 million and $9.2 million for the three and six months ended June 30, 2016, respectively. The Company has unrecognized compensation cost related to LTIP awards of $43.0 million which will be recognized over a period of one to three years.
Further information on stock-based compensation recorded in the condensed consolidated financial statements is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
General and administrative expense	$6,229	$6,149	$11,315	$10,789
Lease operating and midstream operation and maintenance expense	182	83	386	253
Property, plant and equipment, net	239	63	436	263
Total cost of stock-based compensation plans	$6,650	$6,295	$12,137	$11,305

15.	Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share takes into account the dilutive effect of potential common stock that could be issued by the Company in conjunction with redemptions of Rice Energy Operating common units (“REO Common Units”) and stock awards that have been granted to directors and employees. The following is a calculation of the basic and diluted weighted-average number of shares of common stock outstanding and EPS for three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2017	2016	2017	2016
Income (loss) (numerator):
Net income (loss) attributable to Rice Energy Inc.	$83,525	$(156,686)	$57,227	$(174,274)
Less: Preferred dividends on redeemable noncontrolling interest	(7,709)	(7,587)	(15,333)	(10,719)
Less: Accretion of redeemable noncontrolling interest	(12,947)	(357)	(13,655)	(683)
Net income (loss) available to Rice Energy Inc. common stockholders	62,869	(164,630)	28,239	(185,676)

Weighted-average number of shares of common stock (denominator):
Basic	205,791,010	153,203,901	204,619,590	144,811,902
Diluted	207,713,584	153,203,901	206,508,591	144,811,902

Earnings (loss) per share:
Basic	$0.31	$(1.07)	$0.14	$(1.28)
Diluted	$0.30	$(1.07)	$0.14	$(1.28)
For the three and six months ended June 30, 2017, shares in the amount of 36,779,485 and 38,301,930, respectively, attributable to equity awards and units in REO were not included in the diluted earnings per share calculation because to do so would have been anti-dilutive. For the three and six months ended June 30, 2016, shares in the amount of 1,528,234 and 807,511, respectively, attributable to equity awards were not included in the diluted earnings per share calculation because to do so would have been anti-dilutive.
As part of the consideration associated with the Vantage Acquisition, the Vantage Sellers were issued 40,000,000 REO Common Units. The holders of the REO Common Units, other than the Company, are entitled to redeem, from time to time, all or a portion of their REO Common Units. Each REO Common Unit will be redeemed for, at Rice Energy Operating’s option, a newly-issued share of common stock of the Company or a cash payment equal to the volume-weighted average closing price of a share of the Company’s common stock for the five trading days prior to and including the last full trading day immediately prior to the date that the member delivers a notice of redemption (subject to customary adjustments, including for stock splits, stock dividends and reclassifications). Upon the exercise of the redemption right, the redeeming member surrenders its REO Common Units to Rice Energy Operating and the corresponding number of 1/1000ths of shares of preferred stock in respect of each redeemed REO Common Unit to Rice Energy Operating for cancellation. As of June 30, 2017, the Vantage Sellers redeemed 8,479,336 of Rice Energy Operating common units for newly-issued shares of Rice Energy common stock. Upon exercise of those redemptions, the Vantage Sellers surrendered to the Company a corresponding 8,479 shares of Preferred Stock. As of June 30, 2017, the Vantage Sellers held a membership interest of approximately 12.96% in REO.

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

Tax expense for the three and six months ended June 30, 2017 was $33.9 million and $33.3 million, respectively, resulting in effective tax rates of approximately 20% during each period. The tax benefit for the three and six months ended June 30, 2016 was $120.5 million and $126.9 million, respectively, resulting in an effective tax rate of approximately 46% and 48%, respectively. The effective tax rate for the three and six months ended June 30, 2017 and 2016 differs from the statutory rate due principally to nondeductible incentive unit expense and the portion of the Partnership’s earnings allocated to its noncontrolling public limited partners, and the application of loss limitation provisions.
Based on management’s analysis, the Company did not have any uncertain tax positions as of June 30, 2017.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The FASB created Topic 606 which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. The FASB and International Accounting Standards Board initiated this joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for both U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 will enhance comparability of revenue recognition practices across entities, industries and capital markets compared to existing guidance. Additionally, ASU 2014-09 will reduce the number of requirements which an entity must consider in recognizing revenue, as this update will replace multiple locations for guidance. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing.” In May 2016, the FASB issued ASU 2016-11, “Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) – Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) – Narrow Scope Improvements and Practical Expedients.” These updates do not change the core principle of the guidance in Topic 606 (as amended by ASU 2014-09), but rather provide further guidance with respect to the implementation of ASU 2014-09. The effective date for ASU 2016-10, 2016-11, 2016-12 and ASU 2014-09, as amended by ASU 2015-14, is for annual reporting periods beginning after December 15, 2017, including interim periods within those years. In preparation for the adoption of the new standard in the fiscal year beginning January 2018, the Company continues to evaluate contract terms and potential impacts of the five-step model specified by the new guidance. That five-step model includes: (1) determination of whether a contract-an agreement between two or more parties that creates legally enforceable rights and obligations-exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied. The Company anticipates adopting the standard using the modified retrospective approach at adoption. The Company is currently evaluating individual customer contracts within each of our business segments and documenting changes to our accounting policies and controls as we continue to evaluate the impact of the adoption of this standard.
In February 2016, the FASB issued ASU, 2016-02, “Leases (Topic 842)” ASU 2016-02 which requires, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii)

a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company continues to evaluate a representative sample of agreements, including existing leases, to assess the impact of the new guidance on its financial statements.
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
In May 2017, the FASB issued ASU 2017-09, “Stock Compensation (Topic 718): Scope of Modification Accounting”. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

18.	Subsequent Events
The Company has evaluated subsequent events through the date these financial statements were issued. The Company has determined there were no events, other than as described below, that required disclosure or recognition in these financial statements.
On July 7, 2017, the Company completed an asset acquisition pursuant to a purchase and sale agreement with an undisclosed seller to acquire approximately 16,400 Marcellus Shale acres, the majority of which are located in Greene County, Pennsylvania, for a purchase price of $180.3 million in cash. The Company funded the consideration for the acquisition with cash on hand and borrowings under the Company’s A&R Credit Agreement. In conjunction with the execution of the purchase agreement, the Company deposited $18.0 million into an escrow account, which is included in the acquisition deposit line on the Company’s condensed consolidated balance sheet as of June 30, 2017 and as an investing outflow on the condensed consolidated statement of cash flows for the six months ended June 30, 2017.
On July 11, 2017, the Company entered into a purchase and sale agreement (the “Barnett Purchase and Sale Agreement”) by and among Vantage Fort Worth Energy LLC, a subsidiary of the Company, and an undisclosed buyer. Pursuant to the Barnett Purchase and Sale Agreement, the buyer will acquire substantially all of the Company’s oil and gas properties in the Fort Worth Basin and assume the related obligations for an aggregate purchase price of $175.0 million, subject to purchase price adjustments and customary closing conditions. The net carrying value of the Company’s Fort Worth Basin oil and gas properties was approximately $175.0 million as of June 30, 2017. The transaction has an effective date of January 1, 2017 and is expected to close in the third quarter of 2017. Although the Company is unable to estimate the final net proceeds from the divestiture, we anticipate that a loss will occur as a result of the disposition and such loss could be material.

In July 2017, the Vantage Sellers elected to have the Company redeem 2,152,152 REO Common Units for newly-issued shares of Rice Energy common stock. Upon exercise of the redemption, the Vantage Sellers surrendered to the Company a corresponding 2,152 shares of Preferred Stock.
19.     Guarantor Financial Information
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
The Company is a holding company whose sole material asset is an equity interest in Rice Energy Operating. The Company is a member and the sole manager of Rice Energy Operating. Rice Energy owns an approximate 87.04% membership in Rice Energy Operating as of June 30, 2017. Rice Energy is responsible for all operational, management and administrative decisions related to Rice Energy Operating’s business. In accordance with the Third A&R LLC Agreement, the Company may not be removed as the sole manager of Rice Energy Operating so long as it continues to be a member of Rice Energy Operating.
As of June 30, 2017, the Company held approximately 87.04% of the economic interest in Rice Energy Operating, with the remaining 12.96% membership interest collectively held by the Vantage Sellers. The Vantage Sellers have no voting rights with respect to their membership interest in Rice Energy Operating. In connection with the closing of the Vantage Acquisition, the Company issued shares of preferred stock to the Vantage Sellers in an amount equal to 1/1000 of the number of REO Common Units they received at the closing of the Vantage Acquisition. Pursuant to the certificate of designation setting forth the terms, rights and obligations and preferences of the preferred stock, each 1/1000 share of preferred stock entitles the holder to one vote on all matters submitted to a vote of the holders of common stock. Accordingly, the Vantage Sellers collectively have a number of votes in the Company equal to the aggregate number of REO Common Units that they hold.
The Vantage Sellers have a redemption right to cause Rice Energy Operating to redeem, from time to time, all or a portion of their REO Common Units. Each REO Common Unit will be redeemed for, at Rice Energy Operating’s option, a newly-issued share of common stock of the Company or a cash payment equal to the volume-weighted average closing price of a share of the Company’s common stock for the five trading days prior to and including the last full trading day immediately prior to the date that the member delivers a notice of redemption (subject to customary adjustments, including for stock splits, stock dividends and reclassifications). Upon the exercise of the redemption right, the redeeming member surrenders its REO Common Units to Rice Energy Operating and the corresponding number of 1/1000ths of shares of preferred stock in respect of each redeemed Common Unit to Rice Energy Operating for cancellation. The Third A&R LLC Agreement requires that the Company contribute cash or shares of its common stock to Rice Energy Operating in exchange for a number of REO Common Units equal to the number of REO Common Units to be redeemed from the member. Rice Energy Operating will then distribute such cash or shares of the Company’s common stock to such Vantage Seller to complete the redemption. Upon the exercise of the redemption right, the Company may, at its option, effect a direct exchange of the REO Common Units (and the corresponding shares of preferred stock (or fractions thereof) from the redeeming Vantage Seller.
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
The Company’s subsidiaries that comprise its Rice Midstream Holdings segment and Rice Midstream Partners segment are unrestricted subsidiaries under the indentures governing the Notes and consequently are not guarantors. In accordance with positions established by the SEC, the following shows separate financial information with respect to the Company, Rice Energy Operating and the guarantors and the non-guarantor subsidiaries. Separate financial statements for Rice Energy Operating will be provided in Rice Energy Operating’s Quarterly Report on Form 10-Q for the three months ended June 30, 2017. The principal elimination entries below eliminate investment in subsidiaries and certain intercompany balances and transactions.

Condensed Consolidated Balance Sheet as of June 30, 2017
(in thousands)	Rice Energy Inc.	Rice Energy Operating LLC	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash	$19,770	$108,731	$(19,154)	$52,193	$—	$161,540
Accounts receivable	120	1,804	315,469	22,026	—	339,419
Receivable from affiliates	18,089	1,301	(46,051)	26,661	—	—
Prepaid expenses, deposits and other assets	6,847	21	4,221	258	—	11,347
Derivative assets	—	2,294	8,330	—	—	10,624
Total current assets	44,826	114,151	262,815	101,138	—	522,930

Investments in (advances from) subsidiaries	3,492,232	4,882,206	724	—	(8,375,162)	—
Gas collateral account	—	—	5,220	112	—	5,332
Property, plant and equipment, net	25,657	—	5,114,594	1,391,137	(85,137)	6,446,251
Acquisition deposit	—	—	18,033	—	—	18,033
Deferred financing costs, net	—	20,766	—	12,508	—	33,274
Goodwill	—	384,431	—	494,580	—	879,011
Intangible assets, net	—	—	—	43,717	—	43,717
Other non-current assets	744	—	45	—	—	789
Derivative assets	—	23,972	21,741	—	—	45,713
Total assets	$3,563,459	$5,425,526	$5,423,172	$2,043,192	$(8,460,299)	$7,995,050

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$674	$200	$11,043	$12,214	$—	$24,131
Royalties payable	—	—	104,091	—	—	104,091
Accrued capital expenditures	—	—	120,163	56,431	—	176,594
Accrued interest	—	14,208	—	332	—	14,540
Leasehold payables	—	—	19,538	—	—	19,538
Derivative liabilities	—	34,458	4,603	—	—	39,061
Embedded derivative liability	—	—	—	15,417	—	15,417
Other accrued liabilities	17,748	2,375	53,446	16,625	—	90,194
Total current liabilities	18,422	51,241	312,884	101,019	—	483,566

Long-term liabilities:
Long-term debt	—	1,281,279	—	318,500	—	1,599,779
Leasehold payable	—	—	12,279	—	—	12,279
Deferred tax liabilities	362,767	—	—	—	—	362,767
Derivative liabilities	—	22,091	2,500	—	—	24,591
Other long-term liabilities	9,183	—	74,738	6,283	—	90,204
Total liabilities	390,372	1,354,611	402,401	425,802	—	2,573,186
Mezzanine equity:
Redeemable noncontrolling interest	—	—	—	396,711	—	396,711
Stockholders’ equity before noncontrolling interest	3,210,729	3,492,232	5,020,771	(138,564)	(8,460,299)	3,124,869
Noncontrolling interest	(37,642)	578,683	—	1,359,243	—	1,900,284
Total liabilities and stockholders’ equity	$3,563,459	$5,425,526	$5,423,172	$2,043,192	$(8,460,299)	$7,995,050

Condensed Consolidated Balance Sheet as of December 31, 2016
(in thousands)	Rice Energy Inc.	Rice Energy Operating LLC	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash	$2,756	$230,944	$164,522	$71,821	$—	$470,043
Accounts receivable	22,525	—	201,122	28,990	(34,012)	218,625
Prepaid expenses, deposits and other	2,651	—	2,214	194	—	5,059
Derivative assets	—	689	—	—	—	689
Total current assets	27,932	231,633	367,858	101,005	(34,012)	694,416

Gas collateral account	—	—	5,220	112	—	5,332
Investments in subsidiaries	2,928,250	4,406,023	6,101	—	(7,340,374)	—
Property, plant and equipment, net	25,622	—	4,947,518	1,203,047	(58,275)	6,117,912
Deferred financing costs, net	—	21,372	—	15,012	—	36,384
Goodwill	—	384,430	—	494,581	—	879,011
Intangible assets, net	—	—	—	44,525	—	44,525
Derivative assets	138	27,894	11,296	—	—	39,328
Other non-current assets	—	—	614	—	—	614
Total assets	$2,981,942	$5,071,352	$5,338,607	$1,858,282	$(7,432,661)	$7,817,522

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$926	$—	$8,724	$8,594	$—	$18,244
Royalties payable	—	—	87,098	—	—	87,098
Accrued capital expenditures	—	—	89,403	35,297	—	124,700
Accrued interest	—	14,208	—	232	—	14,440
Leasehold payables	—	—	22,869	—	—	22,869
Derivative liabilities	—	72,391	66,997	—	—	139,388
Other accrued liabilities	54,064	4,786	84,950	16,219	(34,012)	126,007
Total current liabilities	54,990	91,385	360,041	60,342	(34,012)	532,746

Long-term liabilities:
Long-term debt	—	1,279,481	—	243,000	—	1,522,481
Leasehold payable	—	—	9,237	—	—	9,237
Deferred tax liabilities	—	26,561	209,276	122,789	—	358,626
Derivative liabilities	—	9,766	16,711	—	—	26,477
Other long-term liabilities	8,858	—	66,949	5,541	—	81,348
Total liabilities	63,848	1,407,193	662,214	431,672	(34,012)	2,530,915
Mezzanine equity:
Redeemable noncontrolling interest	—	—	—	382,525	—	382,525
Stockholders’ equity before noncontrolling interest	2,972,578	2,928,250	4,676,393	(270,370)	(7,398,649)	2,908,202
Noncontrolling interests in consolidated subsidiaries	(54,484)	735,909	—	1,314,455	—	1,995,880
Total liabilities and stockholders’ equity	$2,981,942	$5,071,352	$5,338,607	$1,858,282	$(7,432,661)	$7,817,522

Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2017
(in thousands)	Rice Energy Inc.	Rice Energy Operating LLC	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Natural gas, oil and NGL sales	$—	$—	$348,892	$—	$—	$348,892
Gathering, compression and water services	—	—	—	104,324	(66,259)	38,065
Other revenue	—	—	11,350	—	—	11,350
Total operating revenues	—	—	360,242	104,324	(66,259)	398,307

Operating expenses:
Lease operating	—	—	17,740	—	(95)	17,645
Gathering, compression and transportation	—	—	85,915	—	(46,784)	39,131
Production taxes and impact fees	—	—	6,679	—	—	6,679
Exploration	—	—	7,106	—	—	7,106
Midstream operation and maintenance	—	—	—	10,714	(2,366)	8,348
Incentive unit expense	—	—	4,663	137	—	4,800
Acquisition expense	—	—	1,356	1,052	—	2,408
General and administrative	—	—	25,652	13,574	—	39,226
Depreciation, depletion and amortization	—	—	141,479	9,332	(4,907)	145,904
Amortization of intangible assets	—	—	—	406	—	406
Other expense	—	—	11,211	1,996	—	13,207
Total operating expenses	—	—	301,801	37,211	(54,152)	284,860

Operating income (loss)	—	—	58,441	67,113	(12,107)	113,447
Interest expense	—	(23,898)	4	(3,375)	—	(27,269)
Other income (loss)	—	201	(20)	92	—	273
Gain on derivative instruments	—	56,228	47,330	—	—	103,558
Loss on embedded derivatives	—	—	—	(15,417)	—	(15,417)
Amortization of deferred financing costs	—	(2,175)	—	(1,251)	—	(3,426)
Equity income (loss) in affiliate	137,214	106,858	—	—	(244,072)	—
Income before income taxes	137,214	137,214	105,755	47,162	(256,179)	171,166
Income tax expense	(33,917)	—	—	—	—	(33,917)
Net income (loss)	103,297	137,214	105,755	47,162	(256,179)	137,249
Less: Net income attributable to the noncontrolling interests	(19,866)	—	—	(33,858)	—	(53,724)
Net income (loss) attributable to Rice Energy	83,431	137,214	105,755	13,304	(256,179)	83,525
Less: Preferred dividends and accretion of redeemable noncontrolling interests	—	—	—	(20,656)	—	(20,656)
Net income (loss) attributable to Rice Energy Inc. common stockholders	$83,431	$137,214	$105,755	$(7,352)	$(256,179)	$62,869

Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2016
(in thousands)	Rice Energy Inc.	Rice Energy Operating LLC	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Natural gas, oil and NGL sales	$—	$—	$122,312	$—	$—	$122,312
Gathering, compression and water services	—	—	—	58,420	(34,692)	23,728
Other revenue	—	—	9,958	—	—	9,958
Total operating revenues	—	—	132,270	58,420	(34,692)	155,998

Operating expenses:
Lease operating	—	—	9,038	—	—	9,038
Gathering, compression and transportation	—	—	51,307	—	(24,138)	27,169
Production taxes and impact fees	—	—	2,659	—	—	2,659
Exploration	—	—	5,548	—	—	5,548
Midstream operation and maintenance	—	—	—	4,602	(47)	4,555
Incentive unit expense	—	—	14,141	699	—	14,840
Acquisition expense	—	—	—	84	—	84
General and administrative	—	—	18,351	10,921	—	29,272
Depreciation, depletion and amortization	—	—	79,516	8,412	(3,176)	84,752
Amortization of intangible assets	—	—	—	403	—	403
Other expense	—	—	11,096	361	—	11,457
Total operating expenses	—	—	191,656	25,482	(27,361)	189,777

Operating (loss) income	—	—	(59,386)	32,938	(7,331)	(33,779)
Interest expense	—	(22,853)	(24)	(1,925)	—	(24,802)
Other income	—	558	1,991	—	—	2,549
Loss on derivative instruments	—	(75,167)	(126,388)	—	—	(201,555)
Amortization of deferred financing costs	—	(1,122)	—	(496)	—	(1,618)
Equity (loss) income in affiliate	(155,200)	(144,423)	(61)	—	299,684	—
Income before income taxes	(155,200)	(243,007)	(183,868)	30,517	292,353	(259,205)
Income tax (expense) benefit	—	87,807	84,985	(52,296)	—	120,496
Net (loss) income	(155,200)	(155,200)	(98,883)	(21,779)	292,353	(138,709)
Less: Net income attributable to the noncontrolling interests	—	—	—	(17,977)	—	(17,977)
Net (loss) income attributable to Rice Energy	(155,200)	(155,200)	(98,883)	(39,756)	292,353	(156,686)
Less: Preferred dividends and accretion of redeemable noncontrolling interests	—	—	—	(7,944)	—	(7,944)
Net (loss) income attributable to Rice Energy Inc. common stockholders	$(155,200)	$(155,200)	$(98,883)	$(47,700)	$292,353	$(164,630)

Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2017
(in thousands)	Rice Energy Inc.	Rice Energy Operating LLC	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Natural gas, oil and NGL sales	$—	$—	$705,726	$—	$—	$705,726
Gathering, compression and water services	—	—	—	193,918	(125,510)	68,408
Other revenue	—	—	17,979	—	—	17,979
Total operating revenues	—	—	723,705	193,918	(125,510)	792,113

Operating expenses:
Lease operating	—	—	40,389	—	(95)	40,294
Gathering, compression and transportation	—	—	167,810	—	(89,253)	78,557
Production taxes and impact fees	—	—	12,832	—	—	12,832
Impairment of proved/unproved properties	—	—	92,355	—	—	92,355
Exploration	—	—	11,118	—	—	11,118
Midstream operation and maintenance	—	—	—	19,654	(4,656)	14,998
Incentive unit expense	—	—	7,464	219	—	7,683
Acquisition expense	—	—	1,563	1,052	—	2,615
General and administrative	—	—	48,867	24,183	—	73,050
Depreciation, depletion and amortization	—	—	273,317	18,351	(8,886)	282,782
Amortization of intangible assets	—	—	—	808	—	808
Other expense	—	—	17,256	2,109	—	19,365
Total operating expenses	—	—	672,971	66,376	(102,890)	636,457

Operating income (loss)	—	—	50,734	127,542	(22,620)	155,656
Interest expense	—	(47,790)	3	(6,505)	—	(54,292)
Other income	—	97	219	137	—	453
Gain on derivative instruments	—	1,404	87,375	—	—	88,779
Loss on embedded derivatives	—	—	—	(15,417)	—	(15,417)
Amortization of deferred financing costs	—	(3,576)	—	(2,502)	—	(6,078)
Equity income (loss) in affiliate	107,314	157,179	2	—	(264,495)	—
Income before income taxes	107,314	107,314	138,333	103,255	(287,115)	169,101
Income tax expense	(33,341)	—	—	—	—	(33,341)
Net income	73,973	107,314	138,333	103,255	(287,115)	135,760
Less: Net income attributable to the noncontrolling interests	(16,841)	—	—	(61,692)	—	(78,533)
Net income (loss) attributable to Rice Energy	57,132	107,314	138,333	41,563	(287,115)	57,227
Less: Preferred dividends and accretion of redeemable noncontrolling interests	—	—	—	(28,988)	—	(28,988)
Net income (loss) attributable to Rice Energy Inc. common stockholders	$57,132	$107,314	$138,333	$12,575	$(287,115)	$28,239

Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2016
(in thousands)	Rice Energy Inc.	Rice Energy Operating LLC	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Natural gas, oil and NGL sales	$—	$—	$234,754	$—	$—	$234,754
Gathering, compression and water services	—	—	—	123,614	(75,334)	48,280
Other revenue	—	—	12,906	—	—	12,906
Total operating revenues	—	—	247,660	123,614	(75,334)	295,940

Operating expenses:
Lease operating	—	—	20,109	—	—	20,109
Gathering, compression and transportation	—	—	99,510	—	(44,209)	55,301
Production taxes and impact fees	—	—	4,310	—	—	4,310
Impairment of fixed assets	—	—	—	2,595	—	2,595
Exploration	—	—	6,538	—	—	6,538
Midstream operation and maintenance	—	—	—	14,224	(47)	14,177
Incentive unit expense	—	—	37,012	1,970	—	38,982
Acquisition expense	—	—	—	556	—	556
General and administrative	—	—	34,786	19,359	—	54,145
Depreciation, depletion and amortization	—	—	154,105	15,238	(5,406)	163,937
Amortization of intangible assets	—	—	—	811	—	811
Other expense	—	—	15,499	149	—	15,648
Total operating expenses	—	—	371,869	54,902	(49,662)	377,109

Operating (loss) income	—	—	(124,209)	68,712	(25,672)	(81,169)
Interest expense	—	(45,616)	(34)	(3,673)	—	(49,323)
Other income	—	748	2,013	1	—	2,762
Gain on derivative instruments	—	(59,040)	(72,336)	—	—	(131,376)
Amortization of deferred financing costs	—	(2,287)	—	(882)	—	(3,169)
Equity (loss) income in affiliate	(174,761)	(146,077)	(3,029)	—	323,867	—
(Loss) income before income taxes	(174,761)	(252,272)	(197,595)	64,158	298,195	(262,275)
Income tax benefit (expense)	—	77,511	89,278	(39,918)	—	126,871
Net (loss) income	(174,761)	(174,761)	(108,317)	24,240	298,195	(135,404)
Less: Net income attributable to the noncontrolling interests	—	—	—	(38,870)	—	(38,870)
Net (loss) income attributable to Rice Energy	(174,761)	(174,761)	(108,317)	(14,630)	298,195	(174,274)
Less: Preferred dividends and accretion of redeemable noncontrolling interests	—	—	—	(11,402)	—	(11,402)
Net (loss) income attributable to Rice Energy Inc. common stockholders	$(174,761)	$(174,761)	$(108,317)	$(26,032)	$298,195	$(185,676)

Condensed Statement of Cash Flows for the Six Months Ended June 30, 2017
(in thousands)	Rice Energy Inc.	Rice Energy Operating LLC	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(32,462)	$(48,401)	$315,987	$122,833	$(31,506)	$326,451

Capital expenditures for property and equipment	(2,246)	—	(491,768)	(181,818)	31,506	(644,326)
Acquisitions	—	—	—	(3,671)	—	(3,671)
Acquisition deposit	—	—	(18,033)	—	—	(18,033)
Investment in subsidiaries	26,862	(10,138)	—	—	(16,724)	—
Net cash provided by (used in) investing activities	24,616	(10,138)	(509,801)	(185,489)	14,782	(666,030)

Proceeds from borrowings	—	—	—	75,500	—	75,500
Repayments of debt obligations	(768)	—	—	—	—	(768)
Debt issuance costs	—	(1,359)	—	(40)	—	(1,399)
Distributions to the Partnership's public unitholders	—	(1,225)	—	(38,977)	—	(40,202)
Tax distribution to Vantage Sellers	34,228	(34,228)	—	—	—	—
Net cash contributions to Strike Force Midstream by Gulfport Midstream	—	—	—	21,815	—	21,815
Preferred dividends on Series B Units	—	—	—	(15,270)	—	(15,270)
Employee tax withholding for settlement of stock compensation award vestings	(8,600)	—	—	—	—	(8,600)
Contributions from parent	—	(26,862)	10,138	—	16,724	—
Net cash provided by (used in) financing activities	24,860	(63,674)	10,138	43,028	16,724	31,076

Increase (decrease) in cash	17,014	(122,213)	(183,676)	(19,628)	—	(308,503)
Cash, beginning of year	2,756	230,944	164,522	71,821	—	470,043
Cash, end of period	$19,770	$108,731	$(19,154)	$52,193	$—	$161,540

Condensed Statement of Cash Flows for the Six Months Ended June 30, 2016
(in thousands)	Rice Energy Inc.	Rice Energy Operating LLC	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$10,046	$(14,481)	$158,472	$79,934	$(31,077)	$202,894

Capital expenditures for property and equipment	(15,254)	—	(371,066)	(129,286)	31,077	(484,529)
Capital expenditures for acquisitions	—	—	—	(7,744)	—	(7,744)
Investment in subsidiaries	55,566	70,047	—	—	(125,613)	—
Net cash provided by (used in) investing activities	40,312	70,047	(371,066)	(137,030)	(94,536)	(492,273)

Proceeds from borrowings	—	—	—	120,000	—	120,000
Repayments of debt obligations	(690)	—	—	(255,000)	—	(255,690)
Debt issuance costs	32	—	—	(701)	—	(669)
Distributions to the Partnership's public unitholders	—	—	—	(17,636)	—	(17,636)
Shares of common stock issued in April 2016 offering, net of offering costs	311,764	—	—	—	—	311,764
RMP common units issued in the Partnership’s June 2016 offering, net of offering costs	—	—	—	164,150	—	164,150
Proceeds from conversion of warrants	100	—	—	—	—	100
Proceeds from issuance of redeemable noncontrolling interests, net of offering costs	—	—	—	368,767	—	368,767
RMP common units issued in the Partnership’s ATM program, net of offering costs	—	—	—	15,782	—	15,782
Preferred dividends on Series B Units	—	—	—	(3,576)	—	(3,576)
Contributions from parent	—	(55,566)	224,627	(294,674)	125,613	—
Net cash provided by financing activities	311,206	(55,566)	224,627	97,112	125,613	702,992

Increase (decrease) in cash	361,564	—	12,033	40,016	—	413,613
Cash, beginning of year	78,474	2	57,798	15,627	—	151,901
Cash, end of period	$440,038	$2	$69,831	$55,643	$—	$565,514

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
Proposed Merger with EQT Corporation
On June 19, 2017, we and EQT entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions, an indirect, wholly-owned subsidiary of EQT will merge with and into us (the “Merger”), and immediately thereafter we will merge with and into another indirect, wholly-owned subsidiary of EQT (“LLC Sub”), with LLC Sub continuing as the surviving entity in such merger as an indirect, wholly-owned subsidiary of EQT.
On the terms and subject to the conditions set forth in the Merger Agreement, which has been unanimously approved by the respective boards of directors of us and EQT, at the effective time of the Merger, each share of our common stock issued and outstanding immediately before that time (other than shares of our common stock held by EQT or certain of its direct and indirect subsidiaries, shares held by us in treasury or shares with respect to which appraisal has been properly demanded pursuant to Delaware law) will automatically be converted into the right to receive 0.37 shares of EQT common stock and $5.30 in cash. The consummation of the Merger is subject to approval by the shareholders of both us and EQT and certain customary regulatory and other closing conditions and is expected to close in the fourth quarter of 2017.
The Merger Agreement provides for certain termination rights for both us and EQT, including the right of either party to terminate the Merger Agreement if the Merger is not consummated by February 19, 2018 (which may be extended by either party to May 19, 2018 under certain circumstances). Upon termination of the Merger Agreement under certain specified circumstances, we may be required to pay EQT, or EQT may be required to pay us, a termination fee of $255.0 million. In addition, if the Merger Agreement is terminated because of a failure of a party’s shareholders to approve the proposals required to complete the Merger, that party may be required to reimburse the other party for its transaction expenses in an amount equal to $67.0 million.
Vantage Acquisition
Following completion of the Vantage Acquisition, we operate Vantage through Rice Energy Operating. As part of the consideration for the Vantage Acquisition, certain affiliates of Quantum Energy Partners, Riverstone Holdings LLC and Lime Rock Partners (such affiliates, the “Vantage Sellers”) were issued 1/1000th of a share of our preferred stock for each unit held in Rice Energy Operating. In connection with the issuance of such membership interests to the Vantage Sellers, we and the Vantage Sellers entered into Rice Energy Operating’s Third Amended and Restated Limited Liability Company Agreement (the “Third A&R LLC Agreement”). Under the Third A&R LLC Agreement, as the sole manager, we control all of the day-to-day business affairs and decision-making of Rice Energy Operating without approval of any other member, unless otherwise stated in the Third A&R LLC Agreement. As such, we, through our officers and directors, are responsible for all operational and administrative decisions of Rice Energy Operating and the day-to-day management of Rice Energy Operating’s business. Pursuant to the terms of the Third A&R LLC Agreement, we cannot, under any circumstances, be removed or replaced as the sole manager of Rice Energy Operating, except by our own election, so long as we remain a member of Rice Energy Operating. Provisions regarding the operations of Rice Energy Operating and the rights and obligations of the holders of Rice Energy Operating common units are set forth in the Third A&R LLC Agreement. As of June 30, 2017, we owned an 87.04% membership interest in Rice Energy Operating. The remaining 12.96% membership interest in Rice Energy Operating is owned by the Vantage Sellers and is reflected as noncontrolling interest in the consolidated financial statements.
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
The following table provides detail of our operating revenues from the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Natural gas sales	$345,085	$121,312	$697,047	$232,866
Oil and NGL sales	3,807	1,000	8,679	1,888
Gathering, compression and water services	38,065	23,728	68,408	48,280
Other revenue	11,350	9,958	17,979	12,906
Total operating revenues	$398,307	$155,998	$792,113	$295,940
NYMEX Henry Hub prompt month contract prices are widely-used benchmarks in the pricing of natural gas. The following table provides the high and low prices for NYMEX Henry Hub prompt month contract prices and our differential to the average of those benchmark prices for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
NYMEX Henry Hub High ($/MMBtu)	$3.27	$2.93	$3.65	$2.93
NYMEX Henry Hub Low ($/MMBtu)	$2.83	$1.71	$2.44	$1.64

NYMEX Henry Hub Price ($/MMBtu)	$3.18	$1.95	$3.25	$2.02
Less: Average Basis Impact ($/MMBtu)	(0.49)	(0.27)	(0.43)	(0.31)
Plus: Btu Uplift (MMBtu/Mcf)	0.14	0.09	0.14	0.08
Pre-Hedge Realized Price ($/Mcf)	$2.83	$1.77	$2.96	$1.79
Consolidated Results of Operations
Below are some highlights of our financial and operating results for the three and six months ended June 30, 2017 and 2016:

•
Our natural gas, oil and NGL sales were $348.9 million and $122.3 million in the three months ended June 30, 2017 and 2016, respectively, and $705.7 million and $234.8 million in the six months ended June 30, 2017 and 2016, respectively.

•
Our production volumes were 123.2 Bcfe and 68.9 Bcfe in the three months ended June 30, 2017 and 2016, respectively, and 237.7 Bcfe and 130.3 Bcfe in the six months ended June 30, 2017 and 2016, respectively.

•
Our gathering, compression and water services revenues were $38.1 million and $23.7 million in the three months ended June 30, 2017 and 2016, respectively, and $68.4 million and $48.3 million in the six months ended June 30, 2017 and 2016, respectively.

•
Our per unit cash production costs were $0.51 per Mcfe and $0.56 per Mcfe in the three months ended June 30, 2017 and 2016, respectively, and $0.55 per Mcfe and $0.60 per Mcfe in the six months ended June 30, 2017 and 2016, respectively.

The following tables set forth selected operating and financial data for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Natural gas sales (in thousands)	$345,085	$121,312	$223,773	$697,047	$232,866	$464,181
Oil and NGL sales (in thousands)	3,807	1,000	2,807	8,679	1,888	6,791
Natural gas, oil and NGL sales (in thousands)	$348,892	$122,312	$226,580	$705,726	$234,754	$470,972

Natural gas production (Bcf)	121.9	68.7	53.2	235.1	129.7	105.4
Oil and NGL production (MBbls)	207.9	40.7	167.2	430.9	96.8	334.1
Total production (Bcfe)	123.2	68.9	54.3	237.7	130.3	107.4

Average natural gas prices before effects of hedges per Mcf	$2.83	$1.77	$1.06	$2.96	$1.79	$1.17
Average realized natural gas prices after effects of hedges per Mcf (1)	2.68	2.75	(0.07)	2.83	2.81	0.02
Average oil and NGL prices per Bbl:	18.31	24.56	(6.25)	20.14	19.50	0.64

Average costs per Mcfe
Lease operating	$0.14	$0.13	$0.01	$0.17	$0.15	$0.02
Gathering, compression and transportation	0.32	0.39	(0.07)	0.33	0.42	(0.09)
Production taxes and impact fees	0.05	0.04	0.01	0.05	0.03	0.02
General and administrative	0.32	0.42	(0.10)	0.31	0.42	(0.11)
Depreciation, depletion and amortization	1.18	1.23	(0.05)	1.19	1.26	(0.07)

Total gathering, compression and water services revenues (in thousands):	$38,065	$23,728	$14,337	$68,408	$48,280	$20,128

Gathering volumes (MDth/d)	2,535	1,592	943	2,371	1,441	930
Compression volumes (MDth/d)	1,338	1,025	313	1,361	770	591
Water distribution volumes (MMgal)	424	335	89	789	797	(8)
(1) The effect of hedges includes realized gains and losses on commodity derivative transactions.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	Change	2017	2016	Change
Operating revenues:
Natural gas, oil and NGL sales	$348,892	$122,312	$226,580	$705,726	$234,754	$470,972
Gathering, compression and water services	38,065	23,728	14,337	68,408	48,280	20,128
Other revenue	11,350	9,958	1,392	17,979	12,906	5,073
Total operating revenues	398,307	155,998	242,309	792,113	295,940	496,173

Operating expenses:
Lease operating	17,645	9,038	8,607	40,294	20,109	20,185
Gathering, compression and transportation	39,131	27,169	11,962	78,557	55,301	23,256
Production taxes and impact fees	6,679	2,659	4,020	12,832	4,310	8,522
Exploration	7,106	5,548	1,558	11,118	6,538	4,580
Midstream operation and maintenance	8,348	4,555	3,793	14,998	14,177	821
Incentive unit expense	4,800	14,840	(10,040)	7,683	38,982	(31,299)
Acquisition expense	2,408	84	2,324	2,615	556	2,059
Impairment of gas properties	—	—	—	92,355	—	92,355
Impairment of fixed assets	—	—	—	—	2,595	(2,595)
General and administrative	39,226	29,272	9,954	73,050	54,145	18,905
Depreciation, depletion and amortization	145,904	84,752	61,152	282,782	163,937	118,845
Amortization of intangible assets	406	403	3	808	811	(3)
Other expense	13,207	11,457	1,750	19,365	15,648	3,717
Total operating expenses	284,860	189,777	95,083	636,457	377,109	259,348

Operating income (loss)	113,447	(33,779)	147,226	155,656	(81,169)	236,825
Interest expense	(27,269)	(24,802)	(2,467)	(54,292)	(49,323)	(4,969)
Other income	273	2,549	(2,276)	453	2,762	(2,309)
Gain (loss) on derivative instruments	103,558	(201,555)	305,113	88,779	(131,376)	220,155
Loss on embedded derivatives	(15,417)	—	(15,417)	(15,417)	—	(15,417)
Amortization of deferred financing costs	(3,426)	(1,618)	(1,808)	(6,078)	(3,169)	(2,909)
Income (loss) before income taxes	171,166	(259,205)	430,371	169,101	(262,275)	431,376
Income tax (expense) benefit	(33,917)	120,496	(154,413)	(33,341)	126,871	(160,212)
Net income (loss)	137,249	(138,709)	275,958	135,760	(135,404)	271,164
Less: Net income attributable to noncontrolling interests	(53,724)	(17,977)	(35,747)	(78,533)	(38,870)	(39,663)
Net income (loss) attributable to Rice Energy Inc.	83,525	(156,686)	240,211	57,227	(174,274)	231,501
Less: Preferred dividends and accretion of redeemable noncontrolling interests	(20,656)	(7,944)	(12,712)	(28,988)	(11,402)	(17,586)
Net income (loss) attributable to Rice Energy Inc. common stockholders	$62,869	$(164,630)	$227,499	$28,239	$(185,676)	$213,915

Loss per share - basic	$0.31	$(1.07)	1.38	$0.14	$(1.28)	$1.42
Loss per share - diluted	$0.30	$(1.07)	1.37	$0.14	$(1.28)	$1.42
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Total operating revenues. The increase in total operating revenues was the result of a 77% increase in natural gas production from 68.7 Bcfe in the second quarter of 2016 compared to 121.9 Bcfe in the second quarter of 2017. During the three months ended June 30, 2017, we turned 30 gross (26 net) wells into sales, bringing our total producing well count to 431 gross (329 net). Also contributing to the increase in operating revenues was an increase in our period-over-period realized price. Our realized price for the three months ended June 30, 2017 was $2.83 per Mcf compared to $1.77 for the three months ended June 30, 2016, in each case before the effect of hedges. Operating revenues were also positively impacted by a 60% increase in gathering, compression and water services revenues period-over-period. In addition, post-acquisition revenue associated with the Vantage Acquisition was $106.0 million for the three months ended June 30, 2017.
Lease operating. The increase in lease operating expense from $9.0 million for the three months ended June 30, 2016 to $17.6 million for the three months ended June 30, 2017, or 95%, was primarily attributable to an increase in our production base period-over-period. In addition, lease operating expense per unit of production increased period-over-period from $0.13 for the three months ended June 30, 2016 to $0.14 for the three months ended June 30, 2017. The increase on a per unit basis was primarily attributable to the addition of producing wells in the Fort Worth Basin acquired from Vantage in the fourth quarter of 2016.
Gathering, compression and transportation. Gathering, compression and transportation expense for the second quarter of 2017 of $39.1 million was comprised of $30.0 million of transportation contracts with third parties and $9.1 million of gathering and compression charges from third parties. The 44% increase was primarily attributable to a 79% increase in production volumes for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, which favorably impacted the gathering, compression and transportation rate.
Production taxes and impact fees. Production taxes are directly related to natural gas, oil and NGLs sales. The increase from $2.7 million for the three months ended June 30, 2016 to $6.7 million for the three months ended June 30, 2017, or 151%, was primarily due to a severance tax on gas produced by our Fort Worth Basin assets.
Midstream operation and maintenance. The increase in midstream operation and maintenance expense from $4.6 million for the three months ended June 30, 2016 to $8.3 million for the three months ended June 30, 2017, or 83%, primarily relates to additional operation and maintenance expense associated with midstream and water assets acquired in connection with the Vantage Acquisition that were not present in the prior year. In addition, the increase in operation and maintenance expense was due to an increase in variable water costs associated with the need for supplemental water systems to support combination hydraulic fracturing during the three months ended June 30, 2017, as well as an increase in pipeline maintenance expenses.
Incentive unit expense. Incentive unit expense decreased 68% period-over-period. In the second quarter of 2016, the $14.8 million expense consisted of $5.8 million of non-cash compensation expense related to the Rice Energy Holdings LLC (“Rice Holdings”) incentive units and $9.0 million of non-cash compensation expense related to the quarterly fair market value adjustment for the NGP Holdings incentive units. In the second quarter of 2017, the $4.8 million expense consisted of non-cash compensation expense related to the Rice Holdings incentive units. No future expense will be recognized related to the NGP Holdings incentive units as a result of the April 2016 settlement of the remaining NGP Holdings incentive unit obligation. See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—12. Incentive Units” for additional information.
General and administrative. For the three months ended June 30, 2017, general and administrative expense increased approximately 34%, which was primarily attributable to the addition of personnel to support our growth activities and related salary and employee benefits. On a per unit basis, general and administrative expense decreased by 24%, from $0.42 per Mcfe during the three months ended June 30, 2016 to $0.32 per Mcfe during the three months ended June 30, 2017, primarily due to a 79% increase in production. Included in general and administrative expense is stock compensation expense of $6.2 million and $6.1 million for the three months ended June 30, 2017 and 2016, respectively.

Depreciation, depletion and amortization expense (“DD&A”). The increase from $84.8 million for the three months ended June 30, 2016 to $145.9 million for the three months ended June 30, 2017, or 72%, was a result of a greater number of producing wells in the second quarter of 2017 compared to the second quarter of 2016. As of June 30, 2017, we had 431 gross (329 net) producing wells, a 39% increase when compared to the number of producing wells as of June 30, 2016. On a per unit basis, DD&A expense decreased $0.05 per Mcfe, or 4%, from $1.23 for the three months ended June 30, 2016 to $1.18 per Mcfe for the three months ended June 30, 2017 due primarily to well cost reductions and drilling and completion efficiencies that we have achieved during the period.
Interest expense. The increase from $24.8 million for the three months ended June 30, 2016 to $27.3 million for the three months ended June 30, 2017, or 10%, was a result of higher levels of average borrowings outstanding during the second quarter of 2017 as compared to the second quarter of 2016 in order to fund our capital programs.

Gain (loss) on derivative instruments. The $103.6 million gain on derivative contracts in the second quarter of 2017 is comprised of cash payments of $18.7 million on the settlement of maturing contracts and a $122.2 million unrealized gain in the second quarter of 2017. The $201.6 million loss on derivative contracts in the second quarter of 2016 was comprised of $67.4 million of cash receipts on the settlement of maturing contracts and a $268.9 million unrealized loss.
Loss on embedded derivatives. The $15.4 million loss on embedded derivatives in the second quarter of 2017 was related to our reassessment of the probability of a Change in Control under the LLC Agreement and the GP Holdings A&R LPA following our entry into the Merger Agreement and determination that the occurrence of a Change in Control was probable. As a result, we assessed certain embedded derivatives requiring bifurcation in the LLC Agreement and GP Holdings A&R LPA and determined that the value of the Investor Put Right increased as a result of the change in probability. As of June 30, 2017, the embedded derivative fair value of the Investor Put Right was approximately $15.4 million and is included as an embedded derivative liability in the accompanying condensed consolidated balance sheet. Please see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—10. Mezzanine Equity” for further information.
Income tax (expense) benefit. The increase in income tax expense from an income tax benefit of $120.5 million for the three months ended June 30, 2016 to an income tax expense of $33.9 million for the three months ended June 30, 2017, or 128%, was primarily the result of an increase in net income before income taxes.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Total operating revenues. The $496.2 million, or 168% increase in total operating revenues period-over-period was mainly a result of an increase in natural gas production from 129.7 Bcfe for the six months ended June 30, 2016 to 235.1 Bcfe for the six months ended June 30, 2017. Also contributing to the increase in operating revenues was an increase in our period-over-period realized price. Our realized price for the six months ended June 30, 2017 was $2.96 per Mcf compared to $1.79 per Mcf for the six months ended June 30, 2016, in each case before the effect of hedges. Operating revenues were also positively impacted by a 42% increase in gathering, compression and water service revenues period-over-period. In addition, post-acquisition revenue associated with the Vantage Acquisition was $201.9 million for the six months ended June 30, 2017.
Lease operating. The $20.2 million, or 100% increase in lease operating expenses period-over-period was primarily attributable to an increase in our production base period-over-period. In addition, lease operating expense per unit of production increased period-over-period from $0.15 for the six months ended June 30, 2016 to $0.17 for the six months ended June 30, 2017. The increase on a per unit basis was primarily attributable to the addition of producing wells in the Fort Worth Basin acquired from Vantage in the fourth quarter of 2016.
Gathering, compression and transportation. Gathering, compression and transportation expense for the six months ended June 30, 2017 of $78.6 million is mainly comprised of $62.8 million of transportation contracts with third parties and $15.8 million of gathering charges from third parties. The $23.3 million, or 42% increase was primarily attributable to an 82% increase in production volumes for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, which favorably impacted the gathering, compression and transportation rate.
Production taxes and impact fees. Production taxes are directly related to natural gas, oil and NGLs sales. The $8.5 million, or 198%, increase in production taxes for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 is primarily due to a severance tax on gas produced by our Fort Worth Basin assets.
Incentive unit expense. Incentive unit expense decreased 80% period-over-period. In the six months ended June 30, 2016, the $39.0 million expense consisted of $11.7 million of non-cash compensation expense related to the Rice Holdings incentive units and $27.3 million of compensation expense related to the final fair market value adjustment for the NGP Holdings incentive units. In the six months ended June 30, 2017, the $7.7 million expense consisted of of non-cash compensation expense related to the Rice Holdings incentive units. No future expense will be recognized related to the NGP Holdings incentive units as a result of the April 2016 settlement of the remaining NGP Holdings incentive unit obligation. See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—12. Incentive Units” for additional information.
Impairment of gas properties. For the six months ended June 30, 2017, we recorded a $92.4 million impairment related to certain proved gas properties located in the Fort Worth Basin. As a result of significant declines in forward Waha basis differentials, which is the primary sales point for our Fort Worth Basin production, we performed an asset recoverability test and determined that the carrying value of our Fort Worth Basin proved properties exceeded its fair value. See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—3. Impairment” for additional information.
General and administrative. For the six months ended June 30, 2017, general and administrative expense increased approximately 35%, which was primarily attributable to the addition of personnel to support our growth activities and related salary and employee benefits. On a per unit basis, general and administrative expense decreased by 26%, from $0.42 per Mcfe during the six months ended June 30, 2016 to $0.31 per Mcfe during the six months ended June 30, 2017, primarily due to a 82% increase in production. Included in general and administrative expense is stock compensation expense of $11.3 million and $10.8 million for the six months ended June 30, 2017 and 2016, respectively.
DD&A. The increase from $163.9 million for the six months ended June 30, 2016 to $282.8 million for the six months ended June 30, 2017, or 72%, was a result of a greater number of producing wells in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. As of June 30, 2017, we had 431 gross (329 net) producing wells, a 39% increase when compared to the number of producing wells as of June 30, 2016. On a per unit basis, DD&A expense decreased 0.07 per Mcfe, or 6%, from $1.26 for the six months ended June 30, 2016 to 1.19 per Mcfe for the six months ended June 30, 2017 due primarily to well cost reductions and drilling and completion efficiencies that we have achieved during the period.
Interest expense. The increase from $49.3 million for the six months ended June 30, 2016 to $54.3 million for the six months ended June 30, 2017, or 10%, was a result of higher levels of average borrowings outstanding during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 in order to fund our capital programs.
Gain (loss) on derivative instruments. The $88.8 million gain on derivative contracts in the six months ended June 30, 2017 is comprised of cash payments of $32.3 million on the settlement of maturing contracts and a $121.1 million unrealized gain in the six months ended June 30, 2017. The $131.4 million loss on derivative contracts in the six months ended June 30, 2016 was comprised of $131.5 million of cash receipts on the settlement of maturing contracts and a $262.8 million unrealized loss.
Loss on embedded derivatives. The $15.4 million loss on embedded derivatives in the second quarter of 2017 was related to our reassessment of the probability of a Change in Control under the LLC Agreement and the GP Holdings A&R LPA following our entry into the Merger Agreement and determination that the occurrence of a Change in Control was probable. As a result, we assessed certain embedded derivatives requiring bifurcation in the LLC Agreement and GP Holdings A&R LPA and determined that the value of the Investor Put Right increased as a result of the change in probability. As of June 30, 2017, the embedded derivative fair value of the Investor Put Right was approximately $15.4 million and is included as an embedded derivative liability in the accompanying condensed consolidated balance sheet. Please see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—10. Mezzanine Equity” for further information.
Income tax (expense) benefit. The increase in income tax expense from an income tax benefit of $126.9 million for the six months ended June 30, 2016 to an income tax expense of $33.3 million for the six months ended June 30, 2017, or 126%, was primarily the result of an increase in net income before income taxes.
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
The following tables set forth selected operating and financial data for each business segment during the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016:
Exploration and Production Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except volumes)	2017	2016	Change	2017	2016	Change
Operating revenues:
Natural gas, oil and NGL sales	$348,892	$122,312	$226,580	$705,726	$234,754	$470,972
Other revenue	11,350	9,958	1,392	17,979	12,906	5,073
Total operating revenues	360,242	132,270	227,972	723,705	247,660	476,045

Operating expenses:
Lease operating	17,740	9,038	8,702	40,389	20,108	20,281
Gathering, compression and transportation	85,915	51,307	34,608	167,810	99,510	68,300
Production taxes and impact fees	6,679	2,659	4,020	12,832	4,310	8,522
Exploration	7,106	5,548	1,558	11,118	6,538	4,580
Incentive unit expense	4,664	14,141	(9,477)	7,464	37,012	(29,548)
Acquisition costs	1,356	—	1,356	1,563	—	1,563
Impairment of gas properties	—	—	—	92,355	—	92,355
Impairment of fixed assets	—	—	—	—	2,595	(2,595)
General and administrative	25,653	18,413	7,240	48,868	34,854	14,014
Depreciation, depletion and amortization	141,478	79,515	61,963	273,317	154,471	118,846
Other expense	11,210	11,097	113	17,255	15,500	1,755
Total operating expenses	301,801	191,718	110,083	672,971	374,898	298,073

Operating income (loss)	$58,441	$(59,448)	$117,889	$50,734	$(127,238)	$177,972

Operating volumes:
Natural gas production (Bcf):	121.9	68.7	53.2	235.1	129.7	105.4
Oil and NGL production (MBbls):	207.9	40.7	167.2	430.9	96.8	334.1
Total production (Bcfe)	123.2	68.9	54.3	237.7	130.3	107.4
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Natural gas, oil and NGL sales. The 185% increase in natural gas sales was the result of an increase in production in the second quarter of 2017 compared to the second quarter of 2016, as discussed above. During the three months ended June 30, 2017, we turned 30 gross (26 net) wells into sales, bringing our total producing well count to 431 gross (329 net). In addition to the impact of increased production volumes on operating revenues, our realized price increased from $1.77 per Mcf in the second quarter of 2016 to $2.83 per Mcf in the second quarter of 2017, in each case before the effect of hedges. In addition, post-acquisition revenue and production volumes associated with the Vantage Acquisition was $90.3 million and 32.5 Bcfe for the three months ended June 30, 2017, respectively.
Lease operating. The 95% increase in lease operating expense was primarily attributable to an increase in our production base period-over-period. In addition, lease operating expense per unit of production increased period-over-period from $0.13 for the three months ended June 30, 2016 to $0.14 for the three months ended June 30, 2017. The increase on a per unit basis was primarily attributable to the addition of producing wells in the Fort Worth Basin acquired from Vantage in the fourth quarter of 2016.
Gathering, compression and transportation. Gathering, compression and transportation expense of $85.9 million for the second quarter of 2017 includes approximately $53.9 million of affiliate and third-party gathering fees and $32.1 million of transportation contracts with third parties. The 67% increase in gathering, compression and transportation expenses was mainly due to increased volumes associated with the Rice Midstream Partners segment and the Rice Midstream Holdings segment in the second quarter of 2017 compared to the second quarter of 2016.
Production taxes and impact fees. Production taxes are directly related to natural gas, oil and NGLs sales. The increase from $2.7 million for the three months ended June 30, 2016 to $6.7 million for the three months ended June 30, 2017, or 151%, was primarily due to a severance tax on gas produced by our Fort Worth Basin assets.

General and administrative. General and administrative expense increased from $18.4 million for the three months ended June 30, 2016 to $25.7 million for the three months ended June 30, 2017, an increase of 39%. The increase period-over-period was primarily attributable to the addition of personnel to support our growth activities and related salary and employee benefits. Included in general and administrative expense is stock compensation expense of $4.9 million and $3.2 million for the three months ended June 30, 2017 and 2016, respectively.
DD&A. DD&A expense increased from $79.5 million for the three months ended June 30, 2016 to $141.5 million for the three months ended June 30, 2017, an increase of 78%. The increase in segment DD&A was a result of an increase in production and greater number of producing wells in the second quarter of 2017 compared to the second quarter of 2016. As of June 30, 2017, we had 431 gross (329 net) producing Appalachian wells, a 39% increase when compared to the number of producing wells as of June 30, 2016.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Natural gas, oil and NGL sales. The 201% increase in natural gas sales was the result of an increase in production in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, as discussed above. During the six months ended June 30, 2017, we turned 61 gross (55 net) wells into sales, bringing our total producing well count to 431 gross (329 net). In addition to the impact of increased production volumes on operating revenues, our realized price increased from $1.79 per Mcf in the six months ended June 30, 2016 to $2.96 per Mcf in the six months ended June 30, 2016, in each case before the effect of hedges. In addition, post-acquisition revenue and production volumes associated with the Vantage Acquisition was $174.1 million and 60.4 Bcfe for the three months ended June 30, 2017, respectively.
Lease operating. The 100% increase in lease operating expenses period-over-period was primarily attributable to an increase in our production base period-over-period. In addition, lease operating expense per unit of production increased period-over-period from $0.15 for the six months ended June 30, 2016 to $0.17 for the six months ended June 30, 2017. The increase on a per unit basis was primarily attributable to the addition of producing wells in the Fort Worth Basin acquired from Vantage in the fourth quarter of 2016.
Gathering, compression and transportation. Gathering, compression and transportation expense of $167.8 million for the six months ended June 30, 2017 includes approximately $100.6 million of affiliate and third-party gathering fees and $67.2 million of transportation contracts with third parties. The 69% increase in gathering, compression and transportation expenses was mainly due to increased volumes associated with the Rice Midstream Partners segment and the Rice Midstream Holdings segment in the six months ended June 30, 2017 compared to the six months ended June 30, 2016.
Production taxes and impact fees. Production taxes are directly related to natural gas, oil and NGLs sales. The $8.5 million, or 198%, increase in production taxes for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 is primarily due to a severance tax on gas produced by our Fort Worth Basin assets.
Impairment of gas properties. For the six months ended June 30, 2017, we recorded a $92.4 million impairment related to certain proved gas properties located in the Fort Worth Basin. As a result of significant declines in forward Waha basis differentials, which is the primary sales point for our Fort Worth Basin production, we performed an asset recoverability test and determined that the carrying value of our Fort Worth Basin proved properties exceeded its fair value. See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—3. Impairment” for additional information.
General and administrative. General and administrative expense increased from $34.9 million for the six months ended June 30, 2016 to $48.9 million for the six months ended June 30, 2017, an increase of 40%. The increase period-over-period was primarily attributable to the addition of personnel to support our growth activities and related salary and employee benefits. Included in general and administrative expense is stock compensation expense of $8.9 million and $5.8 million for the six months ended June 30, 2017 and 2016, respectively.
DD&A. DD&A expense increased from $154.5 million for the six months ended June 30, 2016 to $273.3 million for the six months ended June 30, 2017, an increase of 77%. The increase in segment DD&A was a result of an increase in production and greater number of producing wells in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. As of June 30, 2017, we had 431 gross (329 net) producing Appalachian wells, a 39% increase when compared to the number of producing wells as of June 30, 2016.

Rice Midstream Holdings Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except volumes)	2017	2016	Change	2017	2016	Change
Operating revenues:
Gathering revenues	$29,334	$9,240	$20,094	$52,874	$17,776	$35,098
Compression revenues	2,613	2,633	(20)	5,918	4,748	1,170
Total operating revenues	31,947	11,873	20,074	58,792	22,524	36,268

Operating expenses:
Midstream operation and maintenance	1,013	462	551	1,774	1,471	303
Incentive unit expense	136	699	(563)	219	1,970	(1,751)
General and administrative	6,375	5,071	1,304	11,145	8,827	2,318
Acquisition costs	556	84	472	556	484	72
Depreciation, depletion and amortization	1,790	1,556	234	3,187	2,645	542
Other expense	1,977	—	1,977	1,977	—	1,977
Total operating expenses	11,847	7,872	3,975	18,858	15,397	3,461

Operating income	$20,100	$4,001	$16,099	$39,934	$7,127	$32,807

Operating volumes:
Gathering volumes (MDth/d):	1,175	658	517	1,073	556	517
Compression volumes (MDth/d):	446	461	(15)	502	412	90
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Total operating revenues. Operating revenues increased from $11.9 million for the three months ended June 30, 2016 to $31.9 million for the three months ended June 30, 2017, an increase of 169%. The increase in total operating revenues was mainly the result of an increase in affiliate gathering and compression volumes between the Exploration and Production segment and the Rice Midstream Holdings segment, as well as an increase in third-party gathering volumes.
Midstream operation and maintenance. Midstream operation and maintenance expense increased from $0.5 million for the three months ended June 30, 2016 to $1.0 million for the three months ended June 30, 2017, an increase of 119%. The increase in midstream operation and maintenance expense was primarily due to increased preventative maintenance expenses on compressor stations and the timing of other general maintenance during the three months ended June 30, 2017.
General and administrative. General and administrative expense increased from $5.1 million for the three months ended June 30, 2016 to $6.4 million for the three months ended June 30, 2017, an increase of 26%. The increase in general and administrative expense period-over-period was primarily attributable to costs associated with personnel to support the Rice Midstream Holdings segment’s growth activities. Included in general and administrative expense is stock compensation expense of $1.2 million and $1.7 million for the second quarter of 2017 and 2016, respectively.
DD&A. DD&A expense increased from $1.6 million for the three months ended June 30, 2016 to $1.8 million for the three months ended June 30, 2017, an increase of 15%. The increase in DD&A was mainly the result of an increase in midstream assets placed in service subsequent to the second quarter of 2016 and the related depreciation on those assets.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Total operating revenues. Operating revenues increased from $22.5 million for the six months ended June 30, 2016 to $58.8 million for the six months ended June 30, 2017, an increase of 161%. The increase in total operating revenues was mainly the result of an increase in affiliate gathering and compression volumes between the Exploration and Production segment and the Rice Midstream Holdings segment, as well as an increase in third-party gathering volumes.

Midstream operation and maintenance. Midstream operation and maintenance expense increased from $1.5 million for the six months ended June 30, 2016 to $1.8 million for the six months ended June 30, 2017, an increase of 21%. The increase was primarily due to increased preventative maintenance expenses during the six months ended June 30, 2017.
General and administrative. General and administrative expense increased from $8.8 million for the six months ended June 30, 2016 to $11.1 million for the six months ended June 30, 2017, an increase of 26%. The increase in general and administrative expense period-over-period was primarily attributable to costs associated with personnel to support the Rice Midstream Holdings segment’s growth activities. Included in general and administrative expense is stock compensation expense of $2.1 million and $2.9 million for the six months ended June 30, 2017 and 2016, respectively.
DD&A. DD&A expense increased from $2.6 million for the six months ended June 30, 2016 to $3.2 million for the six months ended June 30, 2017, an increase of 20%. The increase in DD&A was mainly the result of an increase in midstream assets placed in service subsequent to the second quarter of 2016 and the related depreciation on those assets.
Rice Midstream Partners Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except volumes)	2017	2016	Change	2017	2016	Change
Operating revenues:
Gathering revenues	$40,314	$26,249	$14,065	$76,534	$51,934	$24,600
Compression revenues	6,270	3,787	2,483	12,052	4,902	7,150
Water services revenues	25,793	16,511	9,282	46,541	44,254	2,287
Total operating revenues	72,377	46,547	25,830	135,127	101,090	34,037

Operating expenses:
Midstream operation and maintenance	9,701	4,141	5,560	17,880	12,752	5,128
General and administrative	7,198	5,787	1,411	13,037	10,463	2,574
Depreciation, depletion and amortization	7,543	6,855	688	15,164	12,225	2,939
Acquisition costs	496	—	496	496	73	423
Amortization of intangible assets	406	403	3	808	811	(3)
Other expense (income)	20	361	(341)	133	149	(16)
Total operating expenses	25,364	17,547	7,817	47,518	36,473	11,045

Operating income	$47,013	$29,000	$18,013	$87,609	$64,617	$22,992

Operating volumes:
Gathering volumes (MDth/d):	1,360	934	426	1,298	885	413
Compression volumes (MDth/d):	892	564	328	859	358	501
Water services volumes (MMgal):	424	335	89	789	797	(8)
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Total operating revenues. Operating revenues increased from $46.5 million for the three months ended June 30, 2016 to $72.4 million for the three months ended June 30, 2017, an increase of 55%. The increase in operating revenues period-over-period primarily relates to increased gathering and compression revenues associated with a 46% and 58% increase in gathering and compression throughput, respectively. The increase in operating revenues also related to the impact of post-acquisition revenues associated with the Vantage Midstream Entities of $15.7 million for the three months ended June 30, 2017, which was comprised of gathering, compression and water distribution volumes of 377 MDth/d, 50 MDth/d and 63 MMgal, respectively. Additionally, the increase is attributable to a $9.3 million increase in water services revenue due to a 27% increase in fresh water distribution volumes of 335 MMgal for the three months ended June 30, 2016 to 424 MMgal for the three months ended June 30, 2017.
Operation and maintenance expense. Total operation and maintenance expense increased from $4.1 million for the three months ended June 30, 2016 to $9.7 million for the three months ended June 30, 2017, an increase of 134%. The increase period-over-period was primarily due to increases in line maintenance expenses, as well as increases in compressor rental charges associated with the addition of compressor stations acquired in connection with the Vantage Midstream Acquisition. Additionally, the increase relates to an increase in variable water costs associated with supplemental water systems supporting combination fracing in Ohio.
General and administrative expense. General and administrative expense increased from $5.8 million for the three months ended June 30, 2016 to $7.2 million for the three months ended June 30, 2017, an increase of 24%. The increase in general and administrative expense period-over-period was primarily attributable to costs associated with personnel to support our growing midstream operations in Pennsylvania.
DD&A. Depreciation expense increased from $6.9 million for the three months ended June 30, 2016 to $7.5 million for the three months ended June 30, 2017, an increase of 10%. The increase period-over-period was primarily due to additional assets placed into service subsequent to the second quarter of 2016 associated with our gathering, compression and water handling and treatment services. From June 30, 2016 through June 30, 2017, our gathering and water pipeline miles increased by 40% and 22%, respectively.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Total operating revenues. Operating revenues increased from $101.1 million for the six months ended June 30, 2016 to $135.1 million for the six months ended June 30, 2017, an increase of 34%. The increase in operating revenues period-over-period primarily relates to increased gathering and compression revenues associated with a 192% and 377% increase in gathering and compression throughput, respectively. The increase in operating revenues also related to the impact of post-acquisition revenues associated with the Vantage Midstream Entities of $27.8 million for the six months ended June 30, 2017, which was comprised of gathering, compression and water distribution volumes of 377 MDth/d, 50 MDth/d and 63 MMgal, respectively.
Operation and maintenance expense. Total operation and maintenance expense increased from $12.8 million for the six months ended June 30, 2016 to $17.9 million for the six months ended June 30, 2017, an increase of 40%. The increase period-over-period was primarily due to increases in line maintenance expenses as well as increases in compressor rental charges associated with the addition of compressor stations acquired in connection with the Vantage Midstream Entities. Additionally, the increase relates to an increase in variable water costs associated with the supplemental water systems supporting combination fracs in Ohio.
General and administrative expense. General and administrative expense increased from $10.5 million for the six months ended June 30, 2016 to $13.0 million for the six months ended June 30, 2017, an increase of 25%. The increase in general and administrative expense period-over-period was primarily attributable to costs associated with personnel to support our growing midstream operations in Pennsylvania.
DD&A. Depreciation expense increased from $12.2 million for the six months ended June 30, 2016 to $15.2 million for the six months ended June 30, 2017, an increase of 24%. The increase period-over-period was primarily due to additional assets placed into service subsequent to the second quarter of 2016 associated with our gathering, compression and water handling and treatment services. From June 30, 2016 through June 30, 2017, our gathering and water pipeline miles increased by 40% and 22%, respectively.

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
The members of Rice Energy Operating, including us, incur U.S. federal, state and local income taxes on their share of taxable income of Rice Energy Operating, if any. Under the Third A&R LLC Agreement, Rice Energy Operating is required to make cash tax distributions to its members, subsequent to the end of a given calendar year, based upon income allocated to each member and subject to the availability of distributable cash (as defined in the Third A&R LLC Agreement).
Cash Flow Provided by Operating Activities
Net cash provided by operating activities was $326.5 million for the six months ended June 30, 2017, compared to $202.9 million for the six months ended June 30, 2016. The increase in operating cash flow was primarily due to an increase in production and commodity prices, partially offset by an increase in cash operating expenses.
Cash Flow Used in Investing Activities
During the six months ended June 30, 2017, cash flows used in investing activities was $666.0 million, which primarily consisted of capital expenditures for property and equipment of $644.3 million, as compared to $492.3 million for the six months ended June 30, 2016, of which $484.5 million was associated with capital expenditures for property and equipment.
Capital expenditures for the Exploration and Production segment totaled $494.0 million and $386.3 million for the six months ended June 30, 2017 and 2016, respectively. The increase was primarily attributable to the development of our natural gas properties.
Capital expenditures for the Rice Midstream Holdings segment totaled $123.8 million and $54.3 million for the six months ended June 30, 2017 and 2016, respectively. The increase was attributable to an increase in capital expenditures for Midstream Holding’s infrastructure, including capital expenditures for Strike Force Midstream’s midstream infrastructure.
Capital expenditures for the Rice Midstream Partners segment totaled $58.0 million and $75.0 million for the six months ended June 30, 2017 and 2016, respectively. The decrease was primarily attributable to a decrease in the capital expenditures related to the Rice Midstream Partners segment’s water services assets, offset by increases in capital expenditures for compression assets.
Cash Flow Provided by Financing Activities
Net cash provided by financing activities of $31.1 million during the six months ended June 30, 2017 was primarily the result of borrowings on our revolving credit facilities, partially offset by distributions to the Partnership’s public unitholders and payments of preferred dividends to redeemable noncontrolling interest holders. Net cash provided by financing activities of $703.0 million during the six months ended June 30, 2016 was primarily the result of the proceeds from the Midstream Holdings Investment (See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—10. Mezzanine Equity” for additional information), proceeds from the April 2016 equity offering, proceeds from the Partnership’s June 2016 equity offering and proceeds from the Partnership’s ATM program, offset by net repayments on our revolving credit facilities and distributions to the Partnership’s public unitholders.
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
The 2022 Notes will mature on May 1, 2022, and interest is payable on the 2022 Notes on each May 1 and November 1. Upon the occurrence of a Change of Control (as defined in the indenture governing the 2022 Notes), unless we have given notice to redeem the 2022 Notes, the holders of the 2022 Notes will have the right to require us to repurchase all or a portion of the 2022

Notes at a price equal to 101% of the aggregate principal amount of the 2022 Notes, plus any accrued and unpaid interest to the date of purchase. We may redeem some or all of the 2022 Notes at redemption prices (expressed as percentages of principal amount) equal to 104.688% prior to May 1, 2018, 103.125% for the twelve-month period beginning May 1, 2018, 101.563% for the twelve-month period beginning on May 1, 2019 and 100.000% beginning on May 1, 2020, plus accrued and unpaid interest to the redemption date.
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
On June 15, 2017, Rice Energy Operating, as borrower, and we, as parent guarantor, entered into the Third Amendment to the A&R Credit Agreement. The lenders under the A&R Credit Agreement completed their semi-annual redetermination of the borrowing base. Following the redetermination, our borrowing base and aggregate elected commitment amounts each increased from $1.45 billion to $1.6 billion.
As of June 30, 2017, the borrowing base was $1.6 billion and the sublimit for letters of credit was $400.0 million. We had zero borrowings outstanding and $211.0 million in letters of credit outstanding under the A&R Credit Agreement as of June 30, 2017, resulting in availability of $1.4 billion. The maturity date of the Senior Secured Revolving Credit Facility is October 19, 2021. The next redetermination of the borrowing base is expected to occur in October 2017.

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
The A&R Credit Agreement also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Senior Secured Revolving Credit Facility to be immediately due and payable. We were in compliance with such covenants and ratios effective as of June 30, 2017.
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
As of June 30, 2017, Midstream Holdings had $112.5 million of borrowings outstanding and no letters of credit under this facility, resulting in availability of $187.5 million. The year-to-date average daily outstanding balance of the Midstream Holdings Revolving Credit Facility was approximately $74.6 million, and interest was incurred on the facility at a weighted average interest rate of 3.2% through June 30, 2017. The Midstream Holdings Revolving Credit Facility is available to fund working capital requirements and capital expenditures and to purchase assets. The maturity date of the Midstream Holdings Revolving Credit Facility is December 22, 2019.
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
The Midstream Holdings Credit Agreement also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Midstream Holdings Revolving Credit Facility to be immediately due and payable. Midstream Holdings was in compliance with such covenants and ratios effective as of June 30, 2017.
RMP Revolving Credit Facility
On December 22, 2014, Rice Midstream OpCo entered into a credit agreement (the “RMP Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders establishing a revolving credit facility (the “RMP Revolving Credit Facility”).
As of June 30, 2017, the revolving credit facility provided for lender commitments of $850.0 million, with an additional $200.0 million of commitments available under an accordion feature subject to lender approval. Rice Midstream OpCo had $206.0 million of borrowings outstanding and no letters of credit outstanding under the RMP Revolving Credit Facility as of June 30, 2017, resulting in availability of $644.0 million. The average daily outstanding balance of the RMP Revolving Credit Facility was approximately $194.0 million, and interest was incurred at a weighted average annual interest rate of 2.9% through June 30, 2017. The RMP Revolving Credit Facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes and matures on December 22, 2019. The Partnership and its restricted subsidiaries are the guarantors of the obligations under the RMP Revolving Credit Facility.
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

The RMP Credit Agreement also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the RMP Revolving Credit Facility to be immediately due and payable. The Partnership was in compliance with such covenants and ratios effective as of June 30, 2017.
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
Our hedging activities are intended to support natural gas prices at targeted levels and to manage our exposure to natural gas price fluctuations. The counterparty is required to make a payment to us for the difference between the floor price specified in the contract and the settlement price, which is based on market prices on the settlement date, if the settlement price is below the floor price. We are required to make a payment to the counterparty for the difference between the ceiling price and the settlement price if the ceiling price is below the settlement price. These contracts may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty and zero cost collars that set a floor and ceiling price for the hedged production. For a description of our commodity derivative contracts, please see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—6. Derivative Instruments and 7. Fair Value of Financial Instruments” included elsewhere in this Quarterly Report. We do not designate our current portfolio of commodity derivative contracts as hedges for accounting purposes, and, as a result, changes in fair value of these derivative instruments are recognized in earnings. Please read “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional discussion of our and Rice Energy Operating’s commodity derivative contracts.
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
On a quarterly basis, in accordance with ASC 360, we perform a qualitative assessment of whether events or changes in circumstances exist that could be indicators that the carrying amount of proved properties may not be recoverable. During the first quarter of 2017, we identified significant declines in forward Waha basis differentials, which is the primary sales point for our Fort Worth Basin production. The expected prolonged declines indicated a potential impairment trigger, and, as a result, we performed an asset recoverability test of our Fort Worth Basin properties. Based upon the results of the recoverability assessment, we concluded that the carrying value of the Fort Worth Basin properties exceeded the undiscounted cash flows. The fair value of the Fort Worth Basin proved properties was determined using a combination of the market and income approach to determine fair value. Significant inputs to the valuation of the discounted cash flows of natural gas and oil properties included estimates of: (i) recoverable reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices; and (v) a market-based weighted average cost of capital rate. These inputs required significant judgments and estimates by management which included Level 3 unobservable inputs to the fair value measurement. The difference between the carrying value and fair value resulted in an asset impairment of $92.4 million within the Exploration and Production segment in the first quarter of 2017.

Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any off-balance sheet arrangements as defined by the SEC. In the ordinary course of business, we enter into various commitment agreements and other contractual obligations, some of which are not recognized in our consolidated financial statements in accordance with GAAP. See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—9. Commitments and Contingencies” for a description of our commitments and contingencies.

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
As of June 30, 2017, we have entered into derivative instruments with various financial institutions, fixing the price we receive for a portion of our natural gas through December 31, 2021. Our commodity hedge position as of June 30, 2017 is summarized in Notes 6 and 7 to our condensed consolidated financial statements included elsewhere in the Quarterly Report. Our financial hedging activities are intended to support natural gas prices at targeted levels and to manage our exposure to price fluctuations.
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
As of June 30, 2017, we had no borrowings and approximately $211.0 million in letters of credit outstanding under our Senior Secured Revolving Credit Facility. As of June 30, 2017, we had availability under the borrowing base of our Senior Secured Revolving Credit Facility of approximately $1.4 billion and the borrowing base was $1.6 billion. We have a choice of borrowing in Eurodollars or at the base rate. Under the A&R Credit Agreement, Eurodollar loans bear interest at a rate per annum equal to LIBOR plus an applicable margin ranging from 225 to 325 basis points, depending on the percentage of our borrowing base utilized. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 125 to 225 basis points, depending on the percentage of our borrowing base utilized.
As of June 30, 2017, Midstream Holdings had $112.5 million in borrowings outstanding and no letters of credit under the Midstream Holdings Revolving Credit Facility. Midstream Holdings may elect to borrow in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 225 to 300 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 125 to 200 basis points, depending on the leverage ratio then in effect.

The average annual weighted average interest rate incurred on the Midstream Holdings Revolving Credit Facility during the six months ended June 30, 2017 was approximately 3.2%. A 1.0% increase in the applicable average interest rates for the six months ended June 30, 2017 would have resulted in an estimated $0.4 million increase in interest expense.
As of June 30, 2017, Rice Midstream OpCo had $206.0 million of borrowings outstanding and no letters of credit under the RMP Revolving Credit Facility. Rice Midstream OpCo has a choice of borrowing in Eurodollars or at the base rate. Following the effectiveness of the Second Amendment, Eurodollar loans will bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 200 to 300 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 100 to 200 basis points, depending on the leverage ratio then in effect. Following the effectiveness of the Second Amendment, Rice Midstream OpCo also pays a commitment fee based on the undrawn commitment amount ranging from 37.5 to 50 basis points.
The average annual weighted average interest rate incurred on the RMP Revolving Credit Facility during the six months ended June 30, 2017 was approximately 2.9%. A 1.0% increase in the applicable average interest rates for the six months ended June 30, 2017 would have resulted in an estimated $1.0 million increase in interest expense.
As of June 30, 2017, we did not have any derivatives in place to mitigate the effects of interest rate risk. We may implement an interest rate hedging strategy in the future.
Counterparty and customer credit risk
Our principal exposures to credit risk are through joint interest receivables ($141.9 million in receivables as of June 30, 2017) and the sale of our natural gas production ($173.7 million in receivables as of June 30, 2017), which we market to multiple natural gas marketing companies. Joint interest receivables arise from billing entities who own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. We have minimal ability to choose who participates in our wells. We are also subject to credit risk with three natural gas marketing companies that hold a significant portion of our natural gas receivables. We do not require our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.
By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to review annually, or on an as-needed basis. We have derivative instruments in place with 16 different counterparties. As of June 30, 2017, our contracts with Barclays Bank PLC, BMO Capital Markets and Citibank N.A. accounted for 34%, 27% and 26.6% of the net fair market value of our derivative assets, respectively. We believe these counterparties are acceptable credit risks. We are not required to post letters of credit as collateral to Barclays Bank PLC, BMO Capital Markets and Citibank N.A. under current contracts, nor are they required to provide credit support or collateral to us. As of June 30, 2017 and December 31, 2016, we did not have any past due receivables from counterparties.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of Rice Energy’s management, including Rice Energy’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information we are required to disclose in the reports we file and submit under the Exchange Act is accumulated and communicated to Rice Energy’s management, including Rice Energy’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, Rice Energy’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.
Changes in Internal Control over Financial Reporting
We are in the process of integrating Vantage’s and our internal control over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Except as noted above, during the six months ended June 30, 2017, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Environmental Proceedings
We have received certain notices from the Railroad Commission of Texas (“RRC”) regarding violations of our compliance with Certificate of Compliance and Transportation Authority Form P-4. We have resolved the majority of these violations and continue to work with the RRC to resolve the remaining issues in order to restore compliance with the relevant RRC rules and regulations. The fines and penalties associated with these violations may exceed $100,000. While we cannot predict the ultimate outcome of any remaining outstanding violations, we do not expect that these or any other currently known violations, individually or in the aggregate, will have a material adverse impact on our financial results.
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

Risks Relating to the EQT Merger

Because the exchange ratio is fixed and the market prices of EQT common stock and our common stock may fluctuate, our stockholders cannot be sure of the value of the EQT common stock they will receive on the closing date.
At the effective time, each share of our common stock (other than excluded shares) will be converted into the right to receive 0.37 shares of EQT common stock and $5.30 in cash, without interest and subject to applicable withholding taxes. If applicable, the exchange ratio will be adjusted appropriately to fully reflect the effect of any stock dividend, subdivision, stock split, reclassification, reorganization or other similar change with respect to the shares of either EQT common stock or our common stock prior to the completion of the merger. The exchange ratio will not, however, be adjusted for changes in the market price of either EQT common stock or our common stock between the date of signing the merger agreement and the effective time. Accordingly, at the time of the EQT special meeting and at the time of our special meeting, our stockholders will know, or be able to determine, the value of EQT common stock to be issued in connection with the merger. For that reason, the market price of EQT common stock on the date of the EQT special meeting and our special meeting may not be indicative of the value of EQT common stock that our stockholders will receive upon completion of the merger.
The market prices of EQT common stock and our common stock are subject to general price fluctuations in the market for publicly traded equity securities and have experienced volatility in the past. Neither EQT nor us is permitted to terminate the merger agreement or re-solicit the vote of EQT shareholders or our stockholders, as applicable, solely because of changes in the market prices of either company’s common stock. Stock price changes may result from a variety of factors, including general market and economic conditions and changes in the respective businesses, operations and prospects, and regulatory considerations of EQT and us. Market assessments of the benefits of the proposed merger and the likelihood that the transactions will be completed, as well as general and industry-specific market and economic conditions, may also affect market prices of EQT common stock and our common stock. Many of these factors are beyond EQT’s and our control. Our stockholders should obtain current market quotations for shares of EQT common stock and for shares of our common stock.

The market value of EQT common stock could be negatively affected by risks and conditions that apply to EQT, which may be different from the risks and conditions applicable to us, and EQT shareholders will have different rights than our stockholders.
Following the merger, EQT shareholders and our former stockholders will own interests in a combined company operating an expanded business with more assets and a different mix of liabilities. Holders of shares of our common stock will have rights as EQT shareholders that differ from the rights they had as our stockholders before the merger. The business of EQT and its subsidiaries and other companies it may acquire in the future are different from ours. There is a risk that various factors, conditions and developments that would not affect the price of our common stock could negatively affect the price of EQT common stock. Our current stockholders may not wish to continue to invest in the combined company, or may wish to reduce their investment in the combined company, including in order to comply with institutional investing guidelines, to increase diversification, to track any rebalancing of stock indices in which EQT common stock is included, to respond to the risk profile of the combined company or to realize a gain. In addition, if, following the merger, large amounts of EQT common stock are sold, the price of EQT common stock could decline.
The transactions contemplated by the merger agreement are subject to conditions, including certain conditions that may not be satisfied, or completed on a timely basis, if at all. Failure to complete the transactions contemplated by the merger agreement, including the merger, could have material and adverse effects on us.
Completion of the merger is subject to a number of conditions, including the approval by EQT shareholders of the share issuance proposal and approval by our stockholders of the merger agreement proposal, which make the completion and timing of the completion of the transactions uncertain. Also, either EQT or we may terminate the merger agreement if the merger has not been consummated by February 19, 2018 or, at either party’s discretion-if the only conditions to closing that have not been satisfied or waived by that date are those related to the termination or expiration of any waiting period under the HSR Act or the issuance of an order, decree, ruling, injunction or other action that is in effect and is restraining, enjoining or otherwise prohibiting the consummation of the merger-May 19, 2018, except that this right to terminate the merger agreement will not be available to any party whose material breach of a representation, warranty, covenant or other agreement of such party under the merger agreement resulted in the failure of the transactions to be consummated on or before that date.
If the transactions contemplated by the merger agreement are not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the transactions, we will be subject to a number of risks, including the following:

•	we will be required to pay its costs relating to the transactions, such as legal, accounting, financial advisory and printing fees, whether or not the transactions are completed;

•	time and resources committed by our management to matters relating to the transactions could otherwise have been devoted to pursuing other beneficial opportunities;

•	the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the transactions will be completed; and

•
if the merger agreement is terminated and our board seeks another business combination, our stockholders cannot be certain that we will be able to find a party willing to enter into a transaction agreement on terms equivalent to or more attractive than the terms agreed to in the merger agreement.

The merger agreement contains provisions that limit our ability to pursue alternatives to the transactions, could discourage a potential competing acquiror of us from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay EQT a termination fee of $255 million.
The merger agreement contains certain provisions that restrict our ability to initiate, solicit or knowingly encourage or knowingly facilitate any inquiries, proposals, or offers regarding, or the making of a competing proposal, engage in any discussions or negotiations with respect to a competing proposal or furnish any non-public information to any person in connection with a competing proposal. Further, even if our board changes, withholds, modifies, withdraws or qualifies its recommendation with respect to the merger agreement proposal, unless the merger agreement has been terminated in accordance with its terms, we will still be required to submit the merger agreement proposal to a vote at our special meeting. In addition, the other party generally has an opportunity to offer to modify the terms of the transactions contemplated by the merger agreement in response to any third-party alternative transaction proposal before a party’s board of directors may change, withhold, modify, withdraw or qualify its recommendation with respect to the merger agreement proposal or the share issuance proposal, as applicable. In some circumstances, upon termination of the merger agreement, we will be required to pay a termination fee of $255 million to the other party.

These provisions could discourage a potential third-party acquirer or merger partner that might have an interest in acquiring all or a significant portion of us or pursuing an alternative transaction with us either from considering or proposing such a transaction, even if it were prepared to pay consideration with a higher per share price than the per share price proposed to be received in the merger or might result in a potential third-party acquiror or merger partner proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay because of the added expense of the $255 million termination fee that may become payable in certain circumstances.
We will be subject to business uncertainties while the merger is pending, which could adversely affect its business.
In connection with the pendency of the transactions, it is possible that certain persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us as a result of the transactions, which could negatively affect our revenues, earnings and cash flows, as well as the market price of our common stock, regardless of whether the merger is completed.
Under the terms of the merger agreement, we are subject to certain restrictions on the conduct of its business prior to the effective time, which may adversely affect its ability to execute certain of its business strategies, including the ability in certain cases to enter into contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures, as applicable. Such limitations could negatively affect our business and operations prior to the completion of the transactions.
The merger is subject to the receipt of approvals, consents or clearances from regulatory authorities that may impose conditions that could have an adverse effect on us or, if not obtained, could prevent completion of the transactions.
Completion of the merger is conditioned upon the receipt of certain governmental approvals. Although each party has agreed to use its respective reasonable best efforts to obtain the requisite governmental approvals, there can be no assurance that these approvals will be obtained and that the other conditions to completing the merger will be satisfied. In addition, the governmental authorities from which the regulatory approvals are required may impose conditions on the completion of the merger or require changes to the terms of the merger or other agreements to be entered into in connection with the merger agreement. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying or impeding consummation of the transaction or of imposing additional costs or limitations on us following completion of the merger, any of which might have an adverse effect on us following completion of the merger.
Completion of the merger may trigger change in control or other provisions in certain agreements to which we are a party.
The completion of the transactions may trigger change in control or other provisions in certain agreements to which we are a party. If we and EQT are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if we and EQT are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of securities. There were no sales of unregistered equity securities during the period covered by this report.
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended June 30, 2017:

Period	Total Number of Shares Withheld (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs
April 1 - April 30, 2017	2,690	$23.70	—	—
May 1 - May 31, 2017	16,765	$21.79	—	—
June 1 - June 30, 2017	16,966	$20.25	—	—
Total	36,421	$21.21	—	—

(1)
All shares withheld during the three months ended June 30, 2017 were used to offset tax withholding obligations that occur upon the vesting of restricted stock units and delivery of common stock under the terms of our long-term incentive plan.

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

2.3***
Agreement and Plan of Merger, dated as of June 19, 2017, by and among EQT and Rice Energy 2016 Irrevocable Trust, Rice Energy Holdings LLC, Daniel J. Rice III, Daniel J. Rice IV, Derek A. Rice, and Toby Z. Rice (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on June 19, 2017).

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

10.1
Third Amendment to Fourth Amended and Restated Credit Agreement, dated as of June 15, 2017, by and among Rice Energy Inc., Rice Energy Operating LLC, Wells Fargo Bank, N.A., as administrative agent and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on June 20, 2017).

10.2†*	Amendment to Employment Agreement, dated as of June 19, 2017, by and between Rice Energy Inc. and Daniel J. Rice IV.
10.3†*	Amendment to Employment Agreement, dated as of June 19, 2017, by and between Rice Energy Inc. and Derek A. Rice.
10.4†*	Amendment to Employment Agreement, dated as of June 19, 2017, by and between Rice Energy Inc. and Grayson T. Lisenby.
10.5†*	Amendment to Employment Agreement, dated as of June 19, 2017, by and between Rice Energy Inc. and James W. Rogers.
10.6†*	Amendment to Employment Agreement, dated as of June 19, 2017, by and between Rice Energy Inc. and Robert R. Wingo.
10.7†*	Amendment to Employment Agreement, dated as of June 19, 2017, by and between Rice Energy Inc. and Toby Z. Rice.
10.8†*	Amendment to Employment Agreement, dated as of June 19, 2017, by and between Rice Energy Inc. and William E. Jordan.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.

*	Filed herewith.

**
Filed herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, except to the extent that the registrant specifically incorporates it by reference.

***
The schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such schedules to the Securities and Exchange Commission upon request.

† Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICE ENERGY INC.

Date:	August 3, 2017	By:	/s/ Daniel J. Rice IV
Daniel J. Rice IV
Director, Chief Executive Officer
(Principal Executive Officer)

Date:	August 3, 2017	By:	/s/ Grayson T. Lisenby
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

2.3***
Agreement and Plan of Merger, dated as of June 19, 2017, by and among EQT and Rice Energy 2016 Irrevocable Trust, Rice Energy Holdings LLC, Daniel J. Rice III, Daniel J. Rice IV, Derek A. Rice, and Toby Z. Rice (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on June 19, 2017).

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

10.1
Third Amendment to Fourth Amended and Restated Credit Agreement, dated as of June 15, 2017, by and among Rice Energy Inc., Rice Energy Operating LLC, Wells Fargo Bank, N.A., as administrative agent and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-36273) filed with the Commission on June 20, 2017).

10.2†*	Amendment to Employment Agreement, dated as of June 19, 2017, by and between Rice Energy Inc. and Daniel J. Rice IV.
10.3†*	Amendment to Employment Agreement, dated as of June 19, 2017, by and between Rice Energy Inc. and Derek A. Rice.
10.4†*	Amendment to Employment Agreement, dated as of June 19, 2017, by and between Rice Energy Inc. and Grayson T. Lisenby.
10.5†*	Amendment to Employment Agreement, dated as of June 19, 2017, by and between Rice Energy Inc. and James W. Rogers.
10.6†*	Amendment to Employment Agreement, dated as of June 19, 2017, by and between Rice Energy Inc. and Robert R. Wingo.
10.7†*	Amendment to Employment Agreement, dated as of June 19, 2017, by and between Rice Energy Inc. and Toby Z. Rice.
10.8†*	Amendment to Employment Agreement, dated as of June 19, 2017, by and between Rice Energy Inc. and William E. Jordan.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.

*	Filed herewith.

**
Filed herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, except to the extent that the registrant specifically incorporates it by reference.

***
The schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such schedules to the Securities and Exchange Commission upon request.

† Compensatory plan or arrangement

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