Form 10-Q
period 2017-09-30
Rice Energy Inc.
filed 2017-11-02
CIK 1588238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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

The number of shares of the registrant’s common stock outstanding as of October 31, 2017: [228,033,281] shares of common stock.

RICE ENERGY INC.
QUARTERLY REPORT ON FORM 10-Q

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included in this Quarterly Report regarding our strategy, future operations, financial position, estimated revenues and income/losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”) and our quarterly report on form 10-Q for the quarter ended June 30, 2017 (the “June 30, 2017 Quarterly Report”), on file with the Securities and Exchange Commission (the “SEC”).
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
We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, gathering and sale of natural gas, NGLs and oil. These risks include, but are not limited to: commodity price volatility; inflation; lack of availability of drilling and production equipment and services; environmental risks; drilling and other operating risks; regulatory changes; the uncertainty inherent in estimating natural gas reserves and in projecting future rates of production, cash flow and access to capital; the timing of development expenditures; risks relating to joint venture operations; and the other risks described under the heading “Item 1A. Risk Factors” in our 2016 Annual Report and the June 30, 2017 Quarterly Report.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Rice Energy Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands)	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash	$271,243	$470,043
Accounts receivable	302,472	218,625
Prepaid expenses and other	12,883	5,059
Derivative assets	18,016	689
Total current assets	604,614	694,416

Long-term assets:
Gas collateral account	1,907	5,332
Property, plant and equipment, net	6,703,573	6,117,912
Deferred financing costs, net	30,962	36,384
Goodwill	882,388	879,011
Intangible assets, net	43,306	44,525
Derivative assets	32,190	39,328
Other non-current assets	693	614
Total assets	$8,299,633	$7,817,522

Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Accounts payable	$31,217	$18,244
Royalties payable	105,909	87,098
Accrued capital expenditures	212,435	124,700
Accrued interest	36,168	14,440
Leasehold payable	22,132	22,869
Embedded derivative liability	14,368	—
Derivative liabilities	21,371	139,388
Other accrued liabilities	80,827	126,007
Total current liabilities	524,427	532,746

Long-term liabilities:
Long-term debt	1,802,678	1,522,481
Leasehold payable	13,228	9,237
Deferred tax liabilities	321,337	358,626
Derivative liabilities	31,847	26,477
Other long-term liabilities	79,837	81,348
Total liabilities	2,773,354	2,530,915

Mezzanine equity:
Redeemable noncontrolling interest, net (Note 10)	496,330	382,525

Stockholders’ equity:
Common stock, $0.01 par value; authorized - 650,000,000 shares; issued and outstanding - 227,957,481 shares and 202,606,908 shares, respectively	2,280	2,026

Preferred stock, $0.01 par value; authorized - 50,000,000 shares; issued and outstanding - 15,217 and 40,000 shares, respectively	—	—
Additional paid in capital	3,736,081	3,313,917
Accumulated deficit	(350,193)	(407,741)
Stockholders’ equity before noncontrolling interest	3,388,168	2,908,202
Noncontrolling interests in consolidated subsidiaries	1,641,781	1,995,880
Total liabilities, mezzanine equity and stockholders’ equity	$8,299,633	$7,817,522
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2017	2016	2017	2016
Operating revenues:
Natural gas, oil and natural gas liquids sales	$303,196	$162,354	$1,008,922	$397,108
Gathering, compression and water services	50,886	25,176	119,294	73,456
Other revenue	11,200	11,390	29,179	24,296
Total operating revenues	365,282	198,920	1,157,395	494,860

Operating expenses:
Lease operating (1)	14,520	11,979	54,814	32,088
Gathering, compression and transportation	45,138	29,597	123,695	84,898
Production taxes and impact fees	6,179	3,695	19,011	8,005
Exploration	5,042	3,396	16,160	9,934
Midstream operation and maintenance	6,560	4,131	21,558	18,308
Incentive unit expense	3,271	5,920	10,954	44,902
Acquisition expense	6,330	614	8,945	1,171
Impairment of gas properties	—	—	92,355	—
Impairment of fixed assets	—	—	—	2,595
Loss on sale of Barnett Assets	15,915	—	15,915	—
General and administrative (1)	36,223	29,956	109,273	84,101
Depreciation, depletion and amortization	156,890	83,195	439,672	247,132
Amortization of intangible assets	412	411	1,220	1,222
Other expense	14,876	10,153	34,241	25,800
Total operating expenses	311,356	183,047	947,813	560,156

Operating income (loss)	53,926	15,873	209,582	(65,296)
Interest expense	(28,734)	(24,421)	(83,026)	(73,744)
Other (expense) income	(196)	(1,900)	258	862
Gain on derivative instruments	32,534	183,915	121,313	52,539
Gain (loss) on embedded derivatives	1,049	—	(14,368)	—
Amortization of deferred financing costs	(3,262)	(1,247)	(9,340)	(4,416)
Income (loss) before income taxes	55,317	172,220	224,419	(90,055)
Income tax (expense) benefit	(10,559)	(81,142)	(43,900)	45,729
Net income (loss)	44,758	91,078	180,519	(44,326)
Less: Net income attributable to noncontrolling interests	(44,438)	(16,665)	(122,971)	(55,535)
Net income (loss) attributable to Rice Energy Inc.	320	74,413	57,548	(99,861)
Less: Preferred dividends and accretion of redeemable noncontrolling interests	(107,412)	(8,581)	(136,930)	(19,983)
Net (loss) income attributable to Rice Energy Inc. common stockholders	$(107,092)	$65,832	$(79,382)	$(119,844)

(Loss) earnings per share—basic	$(0.49)	$0.42	$(0.38)	$(0.80)
(Loss) earnings per share—diluted	$(0.49)	$0.41	$(0.38)	$(0.80)

(1)
Stock-based compensation expense of $0.1 million and $6.3 million is included in lease operating and general and administrative expense, respectively, for the three months ended September 30, 2017, and $0.3 million and $5.6 million is included in lease operating and general and administrative expense, respectively, for the three months ended September 30, 2016. Stock-based compensation expense of $0.5 million and $17.6 million was included in lease operating and general and administrative expense, respectively, for the nine months ended September 30, 2017, and $0.5 million and $16.4 million was included in lease operating and general and administrative expense, respectively, for the nine months ended September 30, 2016. See Note 14 for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income (loss)	$180,519	$(44,326)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	439,672	247,132
Amortization of deferred financing costs	9,340	4,416
Amortization of intangibles	1,220	1,222
Exploration	16,160	9,934
Incentive unit expense	10,954	44,902
Stock compensation expense	18,171	16,995
Impairment of fixed assets	—	2,595
Impairment of gas properties	92,355	—
Loss on sale of Barnett Assets	15,915	—
Derivative instruments fair value (gain) loss	(121,313)	(52,539)
Cash (payments) receipts for settled derivatives	(2,740)	166,701
Deferred income tax benefit (expense)	43,900	(45,729)
Loss on embedded derivatives	14,368	—
Changes in operating assets and liabilities:
Accounts receivable	(80,903)	(6,201)
Prepaid expenses and other assets	(5,894)	50
Accounts payable	1,267	(4,223)
Accrued liabilities and other	(24,190)	24,528
Royalties payable	29,221	14,911
Net cash provided by operating activities	638,022	380,368

Cash flows from investing activities:
Capital expenditures for property and equipment	(1,010,268)	(681,741)
Acquisitions	(188,878)	(8,472)
Vantage Acquisition deposit	—	(270,000)
Proceeds from sale of Barnett Assets	140,995	—
Net cash used in investing activities	(1,058,151)	(960,213)

Cash flows from financing activities:
Proceeds from borrowings	301,500	129,000
Repayments of debt obligations	(25,268)	(255,938)
Shares of common stock issued in April 2016 offering, net of offering costs	—	311,764
Shares of common stock issued in September 2016 offering, net of offering costs	—	1,003,869
RMP common units issued in the Partnership’s June 2016 offering, net of offering costs	—	164,029
RMP common units issued in the Partnership’s ATM program, net of offering costs	—	15,713
Net cash contributions to Strike Force Midstream by Gulfport Midstream	39,372	4,000
Debt issuance costs	(1,545)	(804)
Distributions to the Partnership’s public unitholders	(59,690)	(29,890)
Tax distribution to Vantage Sellers	(1,225)	—
Proceeds from issuance of redeemable noncontrolling interest, net of offering costs	—	368,758
Preferred dividends on Series B Units	(23,105)	(6,900)
Employee tax withholding for settlement of stock compensation award vestings	(8,710)	(2,659)

Proceeds from conversion of warrants	—	90
Net cash provided by financing activities	221,329	1,701,032

Net (decrease) increase in cash	(198,800)	1,121,187
Cash at the beginning of the year	470,043	151,901
Cash at the end of the period	$271,243	$1,273,088

(in thousands)
Supplemental disclosure of non-cash investing and financing activities:
Asset contribution to Strike Force Midstream by Gulfport Midstream	$—	$22,500
Capital expenditures financed by accounts payable	$27,083	$77,882
Capital expenditures financed by accrued capital expenditures	$212,435	$71,771
Natural gas properties financed through deferred payment obligations	$35,360	$12,572
Conversion of REO Common Units into Rice Energy common stock	$537,146	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Condensed Consolidated Statements of Equity
(Unaudited)

(in thousands)	Common Stock ($0.01 par)	Additional Paid-In Capital	Accumulated (Deficit) Earnings	Stockholders Equity before Non-Controlling Interest	Non-Controlling Interest	Total
Balance, January 1, 2016	$1,364	$1,416,523	$(137,990)	$1,279,897	$624,571	$1,904,468
Incentive unit compensation	—	44,902	—	44,902	—	44,902
Stock compensation	—	14,525	—	14,525	2,641	17,166
Issuance of common stock upon vesting of stock compensation awards, net of tax withholdings	2	(1,541)	—	(1,539)	—	(1,539)
Issuance of phantom units upon vesting of equity-based compensation, net of tax withholdings	—	(3,213)	—	(3,213)	2,063	(1,150)
Shares of common stock issued in April 2016 offering, net of offering costs	200	311,564	—	311,764	—	311,764
Shares of common stock issued in September 2016 offering, net of offering costs	400	1,003,469	—	1,003,869	—	1,003,869
Conversion of warrants into shares of common stock	—	89	—	89	—	89
Preferred dividends on redeemable noncontrolling interest	—	(18,404)	—	(18,404)	—	(18,404)
Accretion of redeemable noncontrolling interest	—	(1,579)	—	(1,579)	—	(1,579)
RMP common units issued in the Partnership’s June 2016 offering, net of offering costs	—	—	—	—	164,029	164,029
RMP common units issued pursuant to the Partnership’s ATM program, net of offering costs	—	—	—	—	15,713	15,713
Distributions to the Partnership’s public unitholders	—	—	—	—	(29,890)	(29,890)
Contribution from noncontrolling interest	—	—	—	—	26,530	26,530
Consolidated net (loss) income	—	—	(99,861)	(99,861)	55,535	(44,326)
Balance, September 30, 2016	$1,966	$2,766,335	$(237,851)	$2,530,450	$861,192	$3,391,642

Balance, January 1, 2017	$2,026	$3,313,917	$(407,741)	$2,908,202	$1,995,880	$4,904,082
Incentive unit compensation	—	10,954	—	10,954	—	10,954
Stock compensation	—	19,958	—	19,958	429	20,387
Issuance of common stock upon vesting of stock compensation awards, net of tax withholdings	6	(8,716)	—	(8,710)	—	(8,710)
Preferred dividends on redeemable noncontrolling interest	—	(23,127)	—	(23,127)	—	(23,127)
Accretion of redeemable noncontrolling interest	—	(113,803)	—	(113,803)	—	(113,803)
Contribution from noncontrolling interest	—	—	—	—	39,372	39,372
REO Common Unit conversion into Rice Energy common stock, net of tax	248	536,898	—	537,146	(455,956)	81,190
Tax distribution to Vantage Sellers	—	—	—	—	(1,225)	(1,225)
Distributions to the Partnership’s public unitholders	—	—	—	—	(59,690)	(59,690)
Consolidated net income	—	—	57,548	57,548	122,971	180,519
Balance, September 30, 2017	$2,280	$3,736,081	$(350,193)	$3,388,168	$1,641,781	$5,029,949

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Energy Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of Rice Energy Inc. (the “Company”) have been prepared by the Company’s management in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position as of September 30, 2017 and December 31, 2016, its condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016, and its statements of cash flows and equity for the nine months ended September 30, 2017 and 2016.
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
On October 12, 2017, the Company and EQT filed the definitive joint proxy statement/prospectus for each of the Company and EQT and commenced mailing the definitive joint proxy statement/prospectuses to shareholders of Rice Energy and EQT. The Company and EQT will each hold a special meeting of shareholders on November 9, 2017.

2.	Acquisitions and Divestitures
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
Allocation of Purchase Price
The following table summarizes the purchase price and estimated values of assets and liabilities assumed based on the fair value as of October 19, 2016, with any excess of the purchase price over the estimated fair value of the identified net assets acquired recorded as goodwill. Approximately $370.4 million and $470.5 million of goodwill has been allocated to the Exploration and Production segment and Rice Midstream Partners segment, respectively. Included within the Rice Midstream Partners segment is goodwill of $15.4 million attributable to the enhanced cash flow distributions to Rice Midstream GP Holdings LP (“GP Holdings”) expected to result from the Vantage Midstream Acquisition. Goodwill primarily relates to the Company’s ability to control the Vantage acquired assets and recognize synergies related to administrative and capital efficiencies, extended laterals, the creation of additional contiguous leasing opportunities not previously available and additional dedicated acreage.

(in thousands)
Consideration Given:
Fair value of issued Rice Energy Operating units	$1,001,200
Cash consideration, net of cash acquired	981,080
Total consideration	$1,982,280

Estimated Fair Value of Assets Acquired and Liabilities Assumed:
Current assets, net of cash acquired	$51,594
Natural gas and oil properties	2,178,076
Midstream property, plant and equipment	144,562
Other non-current assets	27,424
Current liabilities	(106,351)
Fair value of debt assumed	(706,912)
Other non-current liabilities	(51,052)
Noncontrolling interest in Rice Energy Operating	(395,910)
Total estimated fair value of assets acquired and liabilities assumed	$1,141,431
Goodwill	$840,849
The fair value of natural gas and oil properties are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair values of natural gas and oil properties were measured using valuation techniques that convert future cash flows into a single discounted amount. Significant inputs to the valuation of natural gas and oil properties included estimates of: (i) recoverable reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices; and (v) a market-based weighted average cost of capital rate. These inputs required significant judgments and estimates by management at the time of the valuation and are the most sensitive. The fair value of undeveloped property was determined based upon a market approach of comparable transactions using Level 3 inputs.
The fair value measurements of the debt assumed were determined using Level 1 inputs. The debt balance includes amounts related to Vantage’s second lien note and amounts outstanding under Vantage’s credit facility, which were assumed by the Company and repaid concurrent with the closing of the Vantage Acquisition.
The valuation of Rice Energy Operating common units issued as consideration was primarily calculated based upon Level 1 inputs. The common unit value was included as an input in determining the fair value of the noncontrolling interests, which were further adjusted using Level 3 inputs to reflect the value of ownership retained by the Vantage Sellers.
Post-Acquisition Operating Results
The Vantage Acquisition contributed the following to the Company’s consolidated operating results for the three and nine months ended September 30, 2017.

(in thousands)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Revenue attributable to Rice Energy Inc.	$80,307	$282,185
Net income (loss) attributable to noncontrolling interests	$418	$(2,409)
Net loss attributable to Rice Energy Inc.	$(561)	$(16,176)
Unaudited Pro Forma Information
The following table presents unaudited pro forma combined financial information for the three and nine months ended September 30, 2016, which presents the Company’s results as though the Vantage Acquisition had been completed at January 1, 2016. The pro forma combined financial information is not necessarily indicative of the results that might have actually occurred had the Vantage Acquisition been completed at January 1, 2016; furthermore, the financial information is not intended to be a projection of future results.

	Pro Forma
(in thousands, except per share data)	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Operating revenues	$254,000	$655,734
Net income (loss)	$161,183	$(37,463)
Less: Net income attributable to noncontrolling interests	$(56,111)	$(65,686)
Net income (loss) attributable to Rice Energy	$105,072	$(103,149)
Earnings (loss) per share (basic)	$0.75	$(0.29)
Earnings (loss) per share (diluted)	$0.75	$(0.29)
Other Acquisitions
On July 6, 2017, the Partnership acquired the remaining 32.5% interest in the gas gathering systems, facilities and pipelines in the Wind Ridge area for $7.6 million. The Partnership’s total purchase price, inclusive of the 67.5% interest acquired in conjunction with the Vantage Midstream Acquisition, was approximately $22.0 million, of which $16.2 million was ascribed to property and equipment and $5.8 million to goodwill.
On July 7, 2017, the Company completed an asset acquisition pursuant to a purchase and sale agreement with an undisclosed seller to acquire approximately 15,800 undeveloped Marcellus Shale acres, the majority of which are located in Greene County, Pennsylvania, for a purchase price of $177.6 million in cash. The Company funded the consideration for the acquisition with cash on hand and borrowings under the Company’s Fourth Amended and Restated Credit Agreement (the “A&R Credit Agreement”).
Fort Worth Basin Divestiture
On September 29, 2017, the Company completed the divestiture (the “Barnett Divestiture”) of substantially all of its producing and undeveloped oil and gas properties in the Fort Worth Basin (the “Barnett Assets”) pursuant to a purchase and sale agreement by and between Vantage Fort Worth Energy LLC, a subsidiary of the Company, and an undisclosed buyer, dated as of July 11, 2017, as amended (the “Barnett PSA”). Pursuant to the Barnett PSA, the buyer acquired the Barnett Assets and assumed the related obligations for an aggregate purchase price of $175.0 million. Following certain purchase price adjustments, the Company received proceeds of $141.0 million, subject to customary post-closing purchase price adjustments, and recorded a $15.9 million loss associated with the sale of the Barnett Assets in the condensed consolidated statement of operations. All cash proceeds received from Barnett Divestiture will be used to fund the Company’s operating and capital expenses.

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
Accounts receivable are primarily from the Company’s joint interest partners and natural gas marketers. The Company extends credit to parties in the normal course of business based upon management’s assessment of their creditworthiness. An allowance is provided for those accounts for which collection is estimated as doubtful; uncollectible accounts are written off and charged against the allowance. In estimating the allowance, management considers, among other things, how recently and how frequently payments have been received and the financial position of the party. Allowances for uncollectible accounts were not material for the periods presented. Accounts receivable as of September 30, 2017 and December 31, 2016 are detailed below.

(in thousands)	September 30, 2017	December 31, 2016
Joint interest	$141,087	$53,577
Natural gas sales	129,838	145,887
Other	31,547	19,161
Total accounts receivable	$302,472	$218,625

5.	Long-Term Debt
Long-term debt consists of the following as of September 30, 2017 and December 31, 2016:

(in thousands)	September 30, 2017	December 31, 2016
Long-term Debt
Senior Notes Due 2022, net of unamortized deferred financing costs and original discount issuances of $10,332 and $12,023, respectively (a)	$889,668	$887,977
Senior Notes Due 2023, net of unamortized deferred financing costs and original discount issuances of $7,490 and $8,496, respectively (b)	392,510	391,504
Senior Secured Revolving Credit Facility (c)	125,000	—
Midstream Holdings Revolving Credit Facility (d)	173,500	53,000
RMP Revolving Credit Facility (e)	222,000	190,000
Total long-term debt	$1,802,678	$1,522,481
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
On October 12, 2017, the Company issued notices of conditional redemption to holders of the Notes. See Note 18 for more information.

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
In connection with the closing of the Vantage Acquisition, in October 2016, the Company entered into the A&R Credit Agreement, among the Company, Rice Energy Operating, Wells Fargo Bank, N.A., as administrative agent, and the lenders and other parties thereto. The A&R Credit Agreement provides, among other things, for the assignment of the Company’s rights and obligations as borrower under the Senior Secured Revolving Credit Facility to Rice Energy Operating and the addition of the Company as a guarantor of those obligations.
As of September 30, 2017, the borrowing base was $1.6 billion and the sublimit for letters of credit was $400.0 million. The Company had $125.0 million in borrowings outstanding and $223.2 million in letters of credit outstanding under the A&R Credit Agreement as of September 30, 2017, resulting in availability of approximately $1.3 billion. The maturity date of the Senior Secured Revolving Credit Facility is October 19, 2021.
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
The Company was in compliance with such covenants and ratios effective as of September 30, 2017.
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
As of September 30, 2017, Midstream Holdings had $173.5 million of borrowings outstanding and no letters of credit under this facility, resulting in availability of $126.5 million. The year-to-date average daily outstanding balance of the Midstream Holdings Revolving Credit Facility was approximately $95.1 million, and interest was incurred on the Midstream Holdings Revolving Credit Facility at a weighted average interest rate of 3.4% through September 30, 2017. The Midstream Holdings Revolving Credit Facility is available to fund working capital requirements and capital expenditures and to purchase assets. The maturity date of the Midstream Holdings Revolving Credit Facility is December 22, 2019.
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
The Midstream Holdings Credit Agreement also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Midstream Holdings Revolving Credit Facility to be immediately due and payable. Midstream Holdings was in compliance with such covenants and ratios effective as of September 30, 2017.
RMP Revolving Credit Facility (e)

On December 22, 2014, Rice Midstream OpCo LLC (“Rice Midstream OpCo”), a wholly-owned subsidiary of the Partnership, entered into a credit agreement (the “RMP Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders establishing a revolving credit facility (the “RMP Revolving Credit Facility”).
As of September 30, 2017, the RMP Revolving Credit Facility provided for lender commitments of $850 million, with an additional $200.0 million of commitments available under an accordion feature subject to lender approval. Rice Midstream OpCo had $222.0 million of borrowings outstanding and no letters of credit outstanding under the RMP Revolving Credit Facility as of September 30, 2017, resulting in availability of $628.0 million. The year-to-date average daily outstanding balance of the RMP Revolving Credit Facility was approximately $205.2 million, and interest was incurred at a weighted average annual interest rate of 3.0% through September 30, 2017. The RMP Revolving Credit Facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes and matures on December 22, 2019. The Partnership and its restricted subsidiaries are the guarantors of the obligations under the RMP Revolving Credit Facility.
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
The RMP Credit Agreement also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the RMP Revolving Credit Facility to be immediately due and payable. The Partnership was in compliance with such covenants and ratios effective as of September 30, 2017.
Expected Aggregate Maturities
Expected aggregate maturities of long-term debt as of September 30, 2017 are as follows (in thousands):

Remainder of Year Ending December 31, 2017	$—
Year Ending December 31, 2018	—
Year Ending December 31, 2019	520,500
Year Ending December 31, 2020	—
Year Ending December 31, 2021 and Beyond	1,297,885
Total	$1,818,385
Interest paid in cash was approximately $62.3 million and $52.0 million for the nine months ended September 30, 2017 and 2016, respectively.

6.	Derivative Instruments
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
As of September 30, 2017, the Company has entered into derivative instruments with various financial institutions, fixing the price it receives for a portion of its future sales of produced natural gas. The Company’s fixed price derivatives primarily include swap and collar contracts that are tied to the commodity prices on NYMEX. As of September 30, 2017, the Company has entered into NYMEX hedging contracts through December 31, 2021, hedging a total of approximately 1,143 Bcfe of its projected natural gas production at a weighted average price of $3.01 per MMBtu. Additionally, the Company has entered into basis swap contracts to hedge the difference between the NYMEX index price and various local index prices. The fixed price and basis hedging contracts the Company has entered into through December 31, 2021 at other various sales points cover a total of approximately 1,040 Bcfe.

As a result of the entry into the Merger Agreement (as discussed in Note 1), the Company reassessed the probability of a Change in Control under the LLC Agreement and the GP Holdings A&R LPA and determined that a Change in Control was probable (all terms as defined in Note 10). As such, we assessed certain embedded derivatives requiring bifurcation in the LLC Agreement and GP Holdings A&R LPA and determined that the value of the Investor Put Right (as defined in Note 10) has increased as a result of the increased probability of the Change in Control. As of September 30, 2017, the fair value of the Investor Put Right embedded derivative, which is adjusted to fair market value on a quarterly basis with changes in value being recorded to earnings, was approximately $14.4 million and is included as an embedded derivative liability in the accompanying condensed consolidated balance sheet. Refer to Note 10 for further information.

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

	As of September 30, 2017
(in thousands)	Derivative instruments, gross	Derivative instruments subject to master netting arrangements	Derivative Instruments, net
Derivative assets	$120,116	$(69,910)	$50,206
Derivative liabilities	$136,510	$(83,292)	$53,218
Embedded derivative liability	$14,368	$—	$14,368

	As of December 31, 2016
(in thousands)	Derivative instruments, gross	Derivative instruments subject to master netting arrangements	Derivative Instruments, net
Derivative assets	$103,507	$(63,490)	$40,017
Derivative liabilities	$286,019	$(120,154)	$165,865

7.	Fair Value of Financial Instruments
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

The following assets and liabilities were measured at fair value on a recurring basis during the period (refer to Note 6 for details relating to derivative instruments):

	As of September 30, 2017
		Fair Value Measurements at Reporting Date Using
(in thousands)	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative instruments, at fair value	$50,206	$50,206	$—	$50,206	$—
Total assets	$50,206	$50,206	$—	$50,206	$—

Liabilities:
Derivative instruments, at fair value	$53,218	$53,218	$—	$53,218	$—
Embedded derivatives, at fair value	14,368	14,368	—	—	14,368
Total liabilities	$67,586	$67,586	$—	$53,218	$14,368

	As of December 31, 2016
		Fair Value Measurements at Reporting Date Using
(in thousands)	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative instruments, at fair value	$40,017	$40,017	$—	$40,017	$—
Total assets	$40,017	$40,017	$—	$40,017	$—

Liabilities:
Derivative instruments, at fair value	$165,865	$165,865	$—	$165,865	$—
Total liabilities	$165,865	$165,865	$—	$165,865	$—
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

The estimated fair value and gross carrying amount of long-term debt as reported on the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 is shown in the table below (refer to Note 5 for details relating to the debt instruments). The fair value was estimated using Level 2 inputs based on rates reflective of the remaining maturity as well as the Company’s financial position. The gross carrying value of the revolving credit facilities approximates fair value for the periods presented below.

	As of September 30, 2017		As of December 31, 2016
Long-Term Debt (in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes Due 2022	$900,000	$940,500	$900,000	$929,250
Senior Notes Due 2023	397,885	432,000	397,601	428,000
Senior Secured Revolving Credit Facility	125,000	125,000	—	—
Midstream Holdings Revolving Credit Facility	173,500	173,500	53,000	53,000
RMP Revolving Credit Facility	222,000	222,000	190,000	190,000
Total	$1,818,385	$1,893,000	$1,540,601	$1,600,250

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
The operating results of the Company’s reportable segments were as follows for the three months ended September 30, 2017:

(in thousands)	Exploration and Production	Rice Midstream Holdings	Rice Midstream Partners	Elimination of Intersegment Transactions	Consolidated Total
Total operating revenues	$314,396	$39,524	$81,701	$(70,339)	$365,282
Total operating expenses	335,792	10,554	27,054	(62,044)	311,356
Operating (loss) income	$(21,396)	$28,970	$54,647	$(8,295)	$53,926

Capital expenditures for segment assets	$279,556	$59,548	$41,198	$(14,360)	$365,942
Depreciation, depletion and amortization	$153,221	$2,067	$7,667	$(6,065)	$156,890
The operating results of the Company’s reportable segments were as follows for the three months ended September 30, 2016:

(in thousands)	Exploration and Production	Rice Midstream Holdings	Rice Midstream Partners	Elimination of Intersegment Transactions	Consolidated Total
Total operating revenues	$174,085	$18,985	$41,067	$(35,217)	$198,920
Total operating expenses	191,867	8,055	15,531	(32,406)	183,047
Operating (loss) income	$(17,782)	$10,930	$25,536	$(2,811)	$15,873

Capital expenditures for segment assets	$148,865	$31,766	$22,660	$(6,079)	$197,212
Depreciation, depletion and amortization	$79,736	$1,577	$5,489	$(3,607)	$83,195
The operating results and assets of the Company’s reportable segments were as follows for the nine months ended September 30, 2017:

(in thousands)	Exploration and Production	Rice Midstream Holdings	Rice Midstream Partners	Elimination of Intersegment Transactions	Consolidated Total
Total operating revenues	$1,038,101	$98,315	$216,828	$(195,849)	$1,157,395
Total operating expenses	1,008,763	29,413	74,571	(164,934)	947,813
Operating income (loss)	$29,338	$68,902	$142,257	$(30,915)	$209,582

Capital expenditures for segment assets	$773,570	$183,330	$99,234	$(45,866)	$1,010,268
Depreciation, depletion and amortization	$426,538	$5,254	$22,831	$(14,951)	$439,672
Segment assets	$6,165,865	$706,785	$1,520,416	$(93,433)	$8,299,633
Goodwill	$370,362	$—	$512,026	$—	$882,388
The operating results of the Company’s reportable segments were as follows for the nine months ended September 30, 2016:

(in thousands)	Exploration and Production	Rice Midstream Holdings	Rice Midstream Partners	Elimination of Intersegment Transactions	Consolidated Total
Total operating revenues	$421,745	$41,509	$142,157	$(110,551)	$494,860
Total operating expenses	566,765	23,452	52,004	(82,065)	560,156
Operating (loss) income	$(145,020)	$18,057	$90,153	$(28,486)	$(65,296)

Capital expenditures for segment assets	$535,185	$86,033	$97,679	$(37,156)	$681,741
Depreciation, depletion and amortization	$234,207	$4,222	$17,714	$(9,011)	$247,132
The assets of the Company’s reportable segments were as follows as of December 31, 2016:

(in thousands)	Exploration and Production	Rice Midstream Holdings	Rice Midstream Partners	Elimination of Intersegment Transactions	Consolidated Total
Segment assets	$6,120,530	$360,292	$1,399,217	$(62,517)	$7,817,522
Goodwill	$384,431	$—	$494,580	$—	$879,011

9.	Commitments and Contingencies
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
Firm Transportation
The Company has commitments for gathering and firm transportation under existing contracts with third parties. Future payments under these contracts as of September 30, 2017 totaled $4.8 billion (remainder of 2017 - $55.4 million, 2018 - $242.2 million, 2019 - $235.5 million, 2020 - $235.2 million, 2021 - $234.8 million, 2022 - $234.4 million and thereafter - $3.6 billion).
Drilling Rig Service Commitments
As of September 30, 2017, the Company had five horizontal rigs under contract, of which two expire in 2017, two expire in 2018 and one expires in 2019. The Company also had three tophole drilling rigs under contract, of which one expires in 2018 and two expire in 2019. Future payments under these contracts as of September 30, 2017 totaled $51.8 million (remainder of 2017 - $12.5 million, 2018 - $31.3 million and 2019 - $8.0 million). Any other rig performing work for the Company is performed on a well-by-well basis and therefore can be released without penalty at the conclusion of drilling on the current well, the costs of which have not been included in the amounts above. The values above represent the gross amounts that the Company is committed to pay without regard to its proportionate share based on its working interest.
Frac Sand Commitments
Commencing in January 2017, the Company has commitments for frac sand to be used as a proppant in its hydraulic fracturing operations. Future commitments under these contracts as of September 30, 2017 totaled $34.4 million (remainder of 2017 - $3.8 million, 2018 - $15.2 million and 2019 - $15.4 million).
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
Series B Units
Pursuant to the LLC Agreement, the Series B Units rank senior to all other equity interests in Midstream Holdings with respect to the payment of distributions and distribution of assets upon liquidation, dissolution and winding up. The Series B Units will pay quarterly distributions at a rate of 8% per annum, payable in cash or “in-kind” through the issuance of additional Series B Units, subject to certain exceptions, at Midstream Holdings’ option for the first two years, and in cash thereafter. Distributions are payable on January 1, April 1, July 1 and October 1 of each year that the Series B Units remain outstanding. For purposes of the third quarter 2017 distribution, the Company paid $7.8 million in cash in October 2017.
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
In relation to the Series B Units, the occurrence of certain events or violations of certain financial and non-financial restrictions will constitute “Triggering Events” (as defined in the Securities Purchase Agreement) that may result in various consequences, including additional restrictions on the activities of Midstream Holdings, including the termination of the Investor’s additional commitment, increases in the distribution rate, additional governance rights for the Investors and other measures depending on the applicable Triggering Event. As of September 30, 2017, none of the Triggering Events had occurred.
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
After September 30, 2016 and prior to the eighteen-month anniversary of the closing of the Midstream Holdings Investment, upon the satisfaction of certain financial and operational metrics, Midstream Holdings has the right to require the Investors to purchase additional Series B Units and GP Holdings Common Units. Midstream Holdings may require the Investors to purchase at least $25.0 million of additional units on up to three occasions, up to a total aggregate amount of $125.0 million. Pursuant to the Securities Purchase Agreement, Midstream Holdings is required to pay the Investors a quarterly cash commitment fee of 2% per annum on any undrawn amounts of the additional $125.0 million commitment. The commitment fee paid in cash was approximately $0.4 million and $1.6 million for the three and nine months ended September 30, 2017. No additional units have been purchased by the Investors since the closing of the Midstream Holdings Investment.
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

Effects of the Proposed Merger

As a result of the entry into the Merger Agreement (as discussed in Note 1), the Company reassessed the probability of a Change in Control under the LLC Agreement and the GP Holdings A&R LPA and determined that a Change in Control was probable. As such, we assessed certain embedded derivatives requiring bifurcation in the LLC Agreement and GP Holdings A&R LPA and determined that the value of the Investor Put Right has increased as a result of the increased probability of the Change in Control. The fair value of the Investor Put Right, a Level 3 financial instrument (refer to Notes 6 and 7), was calculated under a Black-Derman-Toy model and the with-and-without method as a form of the income approach. This method compared the value of the Series B Units with and without the Investor Put Right in determining the fair value of the Investor Put Right as of September 30, 2017. Significant assumptions in the Black-Derman-Toy model included the treasury yield curve, interest rate volatility curve, market yield spread, probability of the closing of the Merger and the estimated closing date of the Merger. As of September 30, 2017, the fair value of the Investor Put Right embedded derivative was approximately $14.4 million and is included as an embedded derivative liability in the accompanying condensed consolidated balance sheet.

Additionally, as a result of the entry into the Merger Agreement, the Company concluded that while the Series B Units and GP Holdings Common Units were not currently redeemable as of September 30, 2017, it was probable that they would become redeemable by the Investors prior to the respective earliest redemption dates as stipulated in the LLC Agreement and the GP Holdings A&R LPA, respectively. As the Series B Units would become redeemable at the Early Redemption Price, the Company accelerated accretion of the un-accreted discount to the face amount of the Series B Units and began accreting Accelerated Distributions under the assumption that the Merger would close in the fourth quarter of 2017. Similarly, as the GP Holdings Common Units would become redeemable to the effect of the Minimum Investor Return, the Company began accreting the GP Holdings Common Units from their fair value at inception to the Minimum Investor Return under the assumption that the Merger would close in the fourth quarter of 2017. Lastly, the Company accelerated amortization of unamortized issuance costs and fees under the assumption that the Merger would close in the fourth quarter of 2017.

In October 2017, the Company notified the investors that the Merger was expected to close in November 2017 and would constitute a Change of Control under the LLC Agreement and GP Holdings A&R LPA. See Note 18 for more information.

The following table represents detail of the balance of redeemable noncontrolling interest, net on the condensed consolidated balance sheet as of September 30, 2017 after the effects of the Merger as discussed above.

(in thousands)
As of September 30, 2017
Face amount of Series B Units	$375,000
Plus: Accelerated Distributions	43,204
Plus: distributions paid in kind	11,504
Less: un-accreted discount of face amount of Series B Units	(9,982)
Less: un-accreted Accelerated Distributions	(16,666)
Carrying amount of Series B Units	403,060
GP Holdings Common Units	33,339
Plus: additional value to Minimum Investor Return	91,661
Less: un-accreted additional value to Minimum Investor Return	(29,955)
Carrying amount of GP Holdings Common Units	95,045
Less: unamortized issuance costs and fees	(1,775)
Redeemable noncontrolling interest, net	$496,330
The Investors holding GP Common Units are subject to an allocation of income and losses associated with their respective ownership percentages in GP Holdings. Income attributable to the Investors was $1.3 million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively. Income attributable to the Investors for the nine months ended September 30, 2017 and for the period from February 22, 2016 through September 30, 2016 was $3.4 million and $2.2 million, respectively.

11.	Stockholders’ Equity
The Company’s Board of Directors did not declare or pay a dividend for the nine months ended September 30, 2017. On August 17, 2017, a cash distribution of $0.2711 per common and subordinated unit was paid by the Partnership to the Partnership’s unitholders related to the second quarter of 2017. On October 20, 2017, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders for the third quarter of 2017 of $0.2814 per common and subordinated unit. The cash distribution will be paid on November 16, 2017 to unitholders of record at the close of business on November 7, 2017. Also on November 16, 2017, a cash distribution of $1.9 million will be made to GP Holdings related to its incentive distribution rights in the Partnership in accordance with the partnership agreement.
The Company’s authorized common stock includes 650,000,000 shares of common stock, $0.01 par value per share. The following table presents a summary of changes to the Company’s common shares from January 1, 2016 through September 30, 2017:

Balance, January 1, 2016	136,387,194
April 2016 Equity Offering	20,000,000
September 2016 Equity Offering	46,000,000
Conversion of warrants into shares of common stock	30,242
Common stock awards vested, net	189,472
Balance as of December 31, 2016	202,606,908
Conversion of REO Common Units (as defined in Note 15) into shares of common stock	24,783,292
Common stock awards vested, net	567,281
Balance, September 30, 2017	227,957,481

12.	Incentive Units

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
NGP Holdings
The NGP Holdings incentive units were considered a liability-based award and were adjusted to fair market value on a quarterly basis until all payments were made. During 2016, NGP Holdings sold its remaining shares of the Company’s common stock in connection with the Company’s public offering on April 15, 2016. No future expense will be recognized related to the NGP Holdings incentive units as a result of the April 2016 settlement of the remaining NGP Holdings incentive unit obligation. As a result, the Company recognized $27.3 million of non-cash compensation expense for the nine months ended September 30, 2016.
Rice Holdings
The Rice Holdings incentive units are considered an equity-based award with the fair value of the award determined at the grant date and amortized over the service period of the award using the straight-line method. Compensation expense relative to the Rice Holdings incentive units was $3.3 million and $11.0 million for the three and nine months ended September 30, 2017, respectively, and $5.9 million and $17.6 million for the three and nine months ended September 30, 2016, respectively.
In August 2014, the triggering event for the Rice Holdings incentive units was achieved. As a result, in September 2014, 2015, 2016 and 2017, Rice Holdings distributed one quarter, one third, one half and all, respectively, of its then-remaining assets (consisting solely of shares of the Company’s common stock) to its members pursuant to the terms of its limited liability company agreement. As full settlement of the Rice Holdings incentive units was achieved in September 2017, no future expense will be recognized related to the Rice Holdings incentive units in future periods.
Combined
Total combined compensation expense attributable to the incentive units was $3.3 million and $11.0 million for the three and nine months ended September 30, 2017, respectively, and $5.9 million and $44.9 million for the three and nine months ended September 30, 2016, respectively.

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
Rice Midstream Partners LP
The Company evaluated the Partnership for consolidation and determined the Partnership to be a VIE. The Company determined that the primary beneficiary of the Partnership is GP Holdings. As of September 30, 2017, Midstream Holdings held a significant indirect interest in the Partnership through (i) its ownership of a 91.75% limited liability partnership interest in GP Holdings, which owned an approximate 28% limited partner interest in the Partnership, and (ii) through ownership of its wholly-owned subsidiary Rice Midstream Management LLC, which holds all of the substantive voting and participating rights in the Partnership. As a result, through this ownership, the Company holds the power to direct the activities of the Partnership that most significantly impact the Partnership’s economic performance and the obligation to absorb losses or the right to receive benefits from the Partnership that could potentially be significant to the Partnership.
As of September 30, 2017, the Company consolidated the Partnership, recording noncontrolling interest related to the net income of the Partnership attributable to its public unitholders. The following table presents summary information of assets and liabilities of the Partnership that is included in the Company’s condensed consolidated balance sheets that are for the use or obligation of the Partnership.

(in thousands)	September 30, 2017	December 31, 2016
Assets (liabilities):
Cash	$1,810	$21,834
Accounts receivable	18,855	8,758
Other current assets	1,640	64
Property and equipment, net	913,425	805,027
Goodwill and intangible assets, net	539,894	539,105
Deferred financing costs, net	9,482	12,591
Accounts payable	(12,953)	(4,172)
Accrued capital expenditures	(26,732)	(9,074)
Other current liabilities	(4,675)	(8,376)
Long-term debt	(222,000)	(190,000)
Other long-term liabilities	(6,399)	(5,189)
The following table presents summary information of the Partnership’s financial performance included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016, inclusive of affiliate amounts.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Operating revenues	$81,701	$41,067	$216,828	$142,157
Operating expenses	$27,054	$15,531	$74,571	$52,004
Net income	$51,454	$24,989	$133,129	$87,351

Net cash provided by operating activities			$138,690	$109,504
Net cash used in investing activities			$(106,888)	$(97,679)
Net cash used in financing activities			$(51,826)	$(11,788)

The following table presents the Company’s limited partner ownership of the Partnership for the periods ended September 30, 2017 and December 31, 2016.

As of:	Partnership units owned by GP Holdings (Common and Subordinated)	Total Partnership Units Outstanding	GP Holdings % Ownership in the Partnership	% Ownership in the Partnership Retained by the Company
December 31, 2015	28,757,246	70,917,372	41%	41%
Equity offering in June 2016	—	9,200,000
Equity offering in October 2016	—	20,930,233
Common units issued under ATM program	—	944,700
Vested phantom units, net	—	280,451
December 31, 2016	28,757,246	102,272,756	28%	26%

Vested phantom units, net	—	30,352
September 30, 2017	28,757,246	102,303,108	28%	26%
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
As of September 30, 2017, the Company consolidates GP Holdings, recording noncontrolling interest related to the ownership interests of GP Holdings attributable to the Investors. GP Holdings maintains goodwill of $15.4 million and has no other significant assets, liabilities or operations other than consolidation of the Partnership.
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
As of September 30, 2017, the Company consolidates Strike Force Midstream, recording noncontrolling interest related to the ownership interests of Strike Force Midstream attributable to Gulfport Midstream. The following table presents summary information of assets and liabilities of Strike Force Midstream that is included in the Company’s condensed consolidated balance sheet that are for the use or obligation of Strike Force Midstream.

(in thousands)	September 30, 2017	December 31, 2016
Assets (liabilities):
Cash	$75,120	$36,572
Accounts receivable	178	2,529
Property and equipment, net	247,136	100,232
Accounts payable	(2,841)	(3,863)
Accrued capital expenditures	(30,631)	(18,962)
Other current liabilities	(118)	(44)
The following table presents summary information for Strike Force Midstream’s financial performance included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016, inclusive of affiliate amounts.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Operating revenues	$15,048	$1,972	$32,033	$4,855
Operating expenses	$3,372	$1,718	$8,617	$4,133
Net income	$11,778	$254	$23,589	$722

Net provided by operating activities			$19,008	$641
Net cash used in investing activities			$(137,946)	$(33,845)
Net cash provided by financing activities			$157,486	$57,000
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
The Company evaluated Rice Energy Operating for consolidation and determined it to be a VIE. The Company determined that it is the primary beneficiary of Rice Energy Operating as it had both (i) the power, through control of all day-to-day business affairs and decision making of Rice Energy Operating that most significantly impact its economic performance and (ii) obligation to absorb losses or the right to receive benefits through its 93.74% membership interest in Rice Energy Operating. The 6.26% ownership held by the Vantage Sellers as of September 30, 2017 is presented as noncontrolling interest in the consolidated financial statements.
As of September 30, 2017, the Company consolidates Rice Energy Operating, recording noncontrolling interest related to the ownership interests of Rice Energy Operating attributable to the Vantage Sellers. The financial position, results of operations and cash flows of Rice Energy Operating do not materially differ from the Company’s second quarter 2017 condensed consolidated financial statements.
The following tables present the outstanding common units owned by Rice Energy and the Vantage Sellers along with their respective ownership percentages in the Company as of September 30, 2017 and December 31, 2016.

As of September 30, 2017:
Unitholders	Common Units	Preferred Stock	Unitholders’ Ownership (%)
Rice Energy	227,957,481	—	93.74%
Vantage Sellers(1)	15,216,708	15,217	6.26%
Total	243,174,189	15,217	100.00%

(1)
During the nine months ended September 30, 2017, the Vantage Sellers elected to have the Company redeem 24,783,292 REO Common Units for newly-issued shares of Rice Energy common stock. Upon exercise of the redemptions, the Vantage Sellers surrendered to the Company a corresponding 24,783 shares of preferred stock.

As of December 31, 2016:
Unitholders	Common Units	Preferred Stock	Unitholders’ Ownership (%)
Rice Energy	202,606,908	—	83.51%
Vantage Sellers	40,000,000	40,000	16.49%
Total	242,606,908	40,000	100.00%

14.	Stock-Based Compensation
From time to time, the Company grants stock-based compensation awards to certain non-employee directors and employees under its long-term incentive plan (the “LTIP”). Pursuant to the LTIP, the aggregate maximum number of shares of common stock issued under the LTIP will not exceed 17,500,000 shares. The Company has granted both restricted stock units and performance stock units, which vest upon the passage of time. The performance stock units’ ultimate payout is based upon the attainment of specified performance criteria over a performance period. During the nine months ended September 30, 2017, the Company granted approximately 1.0 million restricted stock units, which are expected to vest ratably over approximately one to three years. During the nine months ended September 30, 2017, the Company granted approximately 0.7 million performance stock units, which are expected to cliff vest in approximately three years. Stock-based compensation cost related to awards under the LTIP was $6.5 million and $18.4 million for the three and nine months ended September 30, 2017, respectively, and $5.4 million and $14.5 million for the three and nine months ended September 30, 2016, respectively. The Company has unrecognized compensation cost related to LTIP awards of $37.7 million which will be recognized over a period of one to three years.
Further information on stock-based compensation recorded in the condensed consolidated financial statements is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
General and administrative expense	$6,317	$5,591	$17,632	$16,380
Lease operating and midstream operation and maintenance expense	152	362	538	615
Property, plant and equipment, net	190	162	626	425
Total cost of stock-based compensation plans	$6,659	$6,115	$18,796	$17,420

15.	Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share takes into account the dilutive effect of potential common stock that could be issued by the Company in conjunction with redemptions of Rice Energy Operating common units (“REO Common Units”) and stock awards that have been granted to directors and employees. The following is a calculation of the basic and diluted weighted-average number of shares of common stock outstanding and EPS for three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2017	2016	2017	2016
Income (loss) (numerator):
Net income attributable to Rice Energy Inc.	$320	$74,413	$57,548	$(99,861)
Less: Preferred dividends on redeemable noncontrolling interest	(7,794)	(7,685)	(23,127)	(18,404)
Less: Accretion of redeemable noncontrolling interest	(99,618)	(896)	(113,803)	(1,579)
Net (loss) income available to Rice Energy Inc. common stockholders	(107,092)	65,832	(79,382)	(119,844)

Weighted-average number of shares of common stock (denominator):
Basic	218,415,613	157,021,239	209,268,799	148,911,387
Diluted	218,415,613	159,111,560	209,268,799	148,911,387

(Loss) earnings per share:
Basic	$(0.49)	$0.42	$(0.38)	$(0.80)
Diluted	$(0.49)	$0.41	$(0.38)	$(0.80)
For the three and nine months ended September 30, 2017, shares in the amount of 27,252,209 and 36,190,244, respectively, attributable to equity awards and REO Common Units were not included in the diluted earnings per share calculation as they were anti-dilutive. For the three and nine months ended September 30, 2016, shares in the amount of 6,184 and 1,235,115, respectively, attributable to equity awards were not included in the diluted earnings per share calculation as they were anti-dilutive.
As part of the consideration associated with the Vantage Acquisition, the Vantage Sellers were issued 40,000,000 REO Common Units. The holders of the REO Common Units, other than the Company, are entitled to redeem, from time to time, all or a portion of their REO Common Units. Each REO Common Unit will be redeemed for, at Rice Energy Operating’s option, a newly-issued share of common stock of the Company or a cash payment equal to the volume-weighted average closing price of a share of the Company’s common stock for the five trading days prior to and including the last full trading day immediately prior to the date that the member delivers a notice of redemption (subject to customary adjustments, including for stock splits, stock dividends and reclassifications). Upon the exercise of the redemption right, the redeeming member surrenders its REO Common Units to Rice Energy Operating and the corresponding number of 1/1000ths of shares of preferred stock in respect of each redeemed REO Common Unit to Rice Energy Operating for cancellation. As of September 30, 2017, the Vantage Sellers had redeemed an aggregate of 24,783,292 of Rice Energy Operating common units for newly-issued shares of Rice Energy common stock. Upon exercise of those redemptions, the Vantage Sellers surrendered to the Company a corresponding 24,783 shares of Preferred Stock. As of September 30, 2017, the Vantage Sellers held a membership interest of approximately 6.26% in REO.
On June 23, 2017, the Company sent notices to the Vantage Sellers, in their capacity as members of Rice Energy Operating, stating that the Merger was anticipated to constitute a Manager Change of Control (as defined in the Third A&R LLC Agreement) and that the Company intended to exercise its right to effect the redemption of all REO Common Units (along with 1/1000th of a share of preferred stock in respect of each REO Common Unit) outstanding held by each Vantage Seller prior to the effective time of the Merger in exchange for an equal number of shares of the Company’s common stock.

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

Tax expense for the three and nine months ended September 30, 2017 was $10.6 million and $43.9 million, respectively, resulting in effective tax rates of approximately 19% during each period. The tax (expense) benefit for the three and nine months ended September 30, 2016 was $(81.1) million and $45.7 million, respectively, resulting in an effective tax rate of approximately 47% and 51%, respectively. The effective tax rate for the three and nine months ended September 30, 2017 and 2016 differs from the statutory rate due principally to nondeductible incentive unit expense and the portion of the Partnership’s earnings allocated to its noncontrolling public limited partners, and the application of loss limitation provisions.
Based on management’s analysis, the Company did not have any uncertain tax positions as of September 30, 2017.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The FASB created Topic 606 which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. The FASB and International Accounting Standards Board initiated this joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for both

U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 will enhance comparability of revenue recognition practices across entities, industries and capital markets compared to existing guidance. Additionally, ASU 2014-09 will reduce the number of requirements which an entity must consider in recognizing revenue, as this update will replace multiple locations for guidance. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing.” In May 2016, the FASB issued ASU 2016-11, “Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) – Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) – Narrow Scope Improvements and Practical Expedients.” These updates do not change the core principle of the guidance in Topic 606 (as amended by ASU 2014-09), but rather provide further guidance with respect to the implementation of ASU 2014-09. The effective date for ASU 2016-10, 2016-11, 2016-12 and ASU 2014-09, as amended by ASU 2015-14, is for annual reporting periods beginning after December 15, 2017, including interim periods within those years. In September 2017, the FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” ASU 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU 2014-09 and ASU 2016-02. In preparation for the adoption of the new standard in the fiscal year beginning January 2018, the Company continues to evaluate contract terms and potential impacts of the five-step model specified by the new guidance. That five-step model includes: (1) determination of whether a contract-an agreement between two or more parties that creates legally enforceable rights and obligations-exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied. The Company anticipates adopting the standard using the modified retrospective approach at adoption. The Company is currently evaluating individual customer contracts within each of our business segments and documenting changes to our accounting policies and controls as we continue to evaluate the impact of the adoption of this standard. The results of our procedures to date indicate that the adoption of this standard will not have a material impact on our net income; however, the Company continues to evaluate the impact of the adoption on related financial statement disclosures.
In February 2016, the FASB issued ASU,2016-02, “Leases (Topic 842),” which requires, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company continues to evaluate its agreements to assess the impact of the new guidance on its financial statements.
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
In July 2017, the FASB issued a two-part ASU 2017-11, “(Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Redeemable Noncontrolling Interests with a Scope Exception.” Part I of ASU 2017-11 simplifies the accounting for certain financial instruments with down round features by requiring companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share data will adjust their basic EPS calculation for the effect of the feature when triggered and will also recognize the effect of the trigger within equity. Part II of ASU 2017-11 is not applicable to the Company since it addresses concerns relating to an indefinite deferral available to private companies with mandatorily redeemable financial instruments and certain noncontrolling interests. The provisions of ASU 2017-11 related to down rounds are effective for public business entities for fiscal years, and interim periods therein, beginning after December 15, 2018. Early adoption is permitted for all organizations. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted for all organizations. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

18.	Subsequent Events
The Company has evaluated subsequent events through the date these financial statements were issued. The Company has determined there were no events, other than as described below, that required disclosure or recognition in these financial statements.
In October 2017, the Company sent letters to the Investors, in their capacity as investors in GP Holdings, advising that the Merger was anticipated to close in November 2017 and would constitute a Change of Control. On October 12, 2017, additionally, the Company sent notices to each of the Investors, in their capacity as members of Midstream Holdings, stating that the Merger was expected to close in November 2017 and that if Midstream Holdings had not received a valid Change in Control Put Notice (as defined in the LLC Agreement) within five business days prior to closing requiring the repurchase of all of the member’s Series B Units, then Midstream Holdings would exercise its right under the LLC Agreement to acquire all remaining Series B Units still held by such member in exchange for the payment of cash in accordance with terms of the LLC Agreement.

On October 12, 2017, in connection with the Merger, the Company sent notices of conditional full redemption to the holders of the Notes. The Company has elected to redeem the Notes (the “Redemption”) and expects to redeem the Notes on a date no earlier than November 11, 2017 and no later than December 11, 2017. The Redemption is conditioned upon, and is expected to occur substantially concurrent with, the completion of the Merger.
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
The Company is a holding company whose sole material asset is an equity interest in Rice Energy Operating. The Company is a member and the sole manager of Rice Energy Operating. Rice Energy owns an approximate 93.74% membership in Rice Energy Operating as of September 30, 2017. Rice Energy is responsible for all operational, management and administrative decisions related to Rice Energy Operating’s business. In accordance with the Third A&R LLC Agreement, the

Company may not be removed as the sole manager of Rice Energy Operating so long as it continues to be a member of Rice Energy Operating.
As of September 30, 2017, the Company held approximately 93.74% of the economic interest in Rice Energy Operating, with the remaining 6.26% membership interest collectively held by the Vantage Sellers. The Vantage Sellers have no voting rights with respect to their membership interest in Rice Energy Operating. In connection with the closing of the Vantage Acquisition, the Company issued shares of preferred stock to the Vantage Sellers in an amount equal to 1/1000 of the number of REO Common Units they received at the closing of the Vantage Acquisition. Pursuant to the certificate of designation setting forth the terms, rights and obligations and preferences of the preferred stock, each 1/1000 share of preferred stock entitles the holder to one vote on all matters submitted to a vote of the holders of common stock. Accordingly, the Vantage Sellers collectively have a number of votes in the Company equal to the aggregate number of REO Common Units that they hold.
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
The Company’s subsidiaries that comprise its Rice Midstream Holdings segment and Rice Midstream Partners segment are unrestricted subsidiaries under the indentures governing the Notes and consequently are not guarantors. In accordance with positions established by the SEC, the following shows separate financial information with respect to the Company, Rice Energy Operating and the guarantors and the non-guarantor subsidiaries. Certain prior period guarantor statement amounts have been reclassified to conform to current period presentation. Separate financial statements for Rice Energy Operating will be provided in Rice Energy Operating’s Quarterly Report on Form 10-Q for the three months ended September 30, 2017. The principal elimination entries below eliminate investment in subsidiaries and certain intercompany balances and transactions.

Condensed Consolidated Balance Sheet as of September 30, 2017
(in thousands)	Rice Energy Inc.	Rice Energy Operating LLC	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash	$49,626	$5	$137,059	$84,553	$—	$271,243
Accounts receivable	344	1,364	266,661	34,103	—	302,472
Receivable from affiliates	18,593	9	(42,142)	23,540	—	—
Prepaid expenses, deposits and other assets	4,809	18	6,155	1,901	—	12,883
Derivative assets	—	8,443	9,573	—	—	18,016
Total current assets	73,372	9,839	377,306	144,097	—	604,614

Investments in (advances from) subsidiaries	3,696,366	5,044,159	(4)	—	(8,740,521)	—
Gas collateral account	—	—	1,795	112	—	1,907
Property, plant and equipment, net	26,613	—	5,257,104	1,513,290	(93,434)	6,703,573
Acquisition deposit	—	—	—	—	—	—
Deferred financing costs, net	—	19,622	—	11,340	—	30,962
Goodwill	—	370,362	—	512,026	—	882,388
Intangible assets, net	—	—	—	43,306	—	43,306
Other non-current assets	647	46	—	—	—	693
Derivative assets	—	19,020	13,170	—	—	32,190
Total assets	$3,796,998	$5,463,048	$5,649,371	$2,224,171	$(8,833,955)	$8,299,633

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,046	$8	$10,818	$19,345	$—	$31,217
Royalties payable	—	—	105,909	—	—	105,909
Accrued capital expenditures	—	—	137,873	74,562	—	212,435
Accrued interest	—	35,678	—	490	—	36,168
Leasehold payables	—	—	22,132	—	—	22,132
Derivative liabilities	—	18,662	2,709	—	—	21,371
Embedded derivative liability	—	—	—	14,368	—	14,368
Other accrued liabilities	16,228	2,664	49,457	12,478	—	80,827
Total current liabilities	17,274	57,012	328,898	121,243	—	524,427

Long-term liabilities:
Long-term debt	—	1,407,178	—	395,500	—	1,802,678
Leasehold payable	—	—	13,228	—	—	13,228
Deferred tax liabilities	321,337	—	—	—	—	321,337
Derivative liabilities	9,836	22,011	—	—	—	31,847
Other long-term liabilities	—	1,752	71,686	6,399	—	79,837
Total liabilities	348,447	1,487,953	413,812	523,142	—	2,773,354
Mezzanine equity:
Redeemable noncontrolling interest	—	—	—	496,330	—	496,330
Stockholders’ equity before noncontrolling interest	3,481,598	3,696,366	5,235,559	(191,400)	(8,833,955)	3,388,168
Noncontrolling interest	(33,047)	278,729	—	1,396,099	—	1,641,781
Total liabilities and stockholders’ equity	$3,796,998	$5,463,048	$5,649,371	$2,224,171	$(8,833,955)	$8,299,633

Condensed Consolidated Balance Sheet as of December 31, 2016
(in thousands)	Rice Energy Inc.	Rice Energy Operating LLC	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash	$2,756	$230,944	$164,522	$71,821	$—	$470,043
Accounts receivable	22,525	—	201,122	28,990	(34,012)	218,625
Prepaid expenses, deposits and other	2,651	—	2,214	194	—	5,059
Derivative assets	—	689	—	—	—	689
Total current assets	27,932	231,633	367,858	101,005	(34,012)	694,416

Gas collateral account	—	—	5,220	112	—	5,332
Investments in subsidiaries	2,928,250	4,406,023	6,101	—	(7,340,374)	—
Property, plant and equipment, net	25,622	—	4,947,518	1,203,047	(58,275)	6,117,912
Deferred financing costs, net	—	21,372	—	15,012	—	36,384
Goodwill	—	384,430	—	494,581	—	879,011
Intangible assets, net	—	—	—	44,525	—	44,525
Derivative assets	138	27,894	11,296	—	—	39,328
Other non-current assets	—	—	614	—	—	614
Total assets	$2,981,942	$5,071,352	$5,338,607	$1,858,282	$(7,432,661)	$7,817,522

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$926	$—	$8,724	$8,594	$—	$18,244
Royalties payable	—	—	87,098	—	—	87,098
Accrued capital expenditures	—	—	89,403	35,297	—	124,700
Accrued interest	—	14,208	—	232	—	14,440
Leasehold payables	—	—	22,869	—	—	22,869
Derivative liabilities	—	72,391	66,997	—	—	139,388
Other accrued liabilities	54,064	4,786	84,950	16,219	(34,012)	126,007
Total current liabilities	54,990	91,385	360,041	60,342	(34,012)	532,746

Long-term liabilities:
Long-term debt	—	1,279,481	—	243,000	—	1,522,481
Leasehold payable	—	—	9,237	—	—	9,237
Deferred tax liabilities	—	26,561	209,276	122,789	—	358,626
Derivative liabilities	—	9,766	16,711	—	—	26,477
Other long-term liabilities	8,858	—	66,949	5,541	—	81,348
Total liabilities	63,848	1,407,193	662,214	431,672	(34,012)	2,530,915
Mezzanine equity:
Redeemable noncontrolling interest	—	—	—	382,525	—	382,525
Stockholders’ equity before noncontrolling interest	2,972,578	2,928,250	4,676,393	(270,370)	(7,398,649)	2,908,202
Noncontrolling interests in consolidated subsidiaries	(54,484)	735,909	—	1,314,455	—	1,995,880
Total liabilities and stockholders’ equity	$2,981,942	$5,071,352	$5,338,607	$1,858,282	$(7,432,661)	$7,817,522

Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2017
(in thousands)	Rice Energy Inc.	Rice Energy Operating LLC	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Natural gas, oil and NGL sales	$—	$—	$303,196	$—	$—	$303,196
Gathering, compression and water services	—	—	—	121,239	(70,353)	50,886
Other revenue	—	—	11,200	—	—	11,200
Total operating revenues	—	—	314,396	121,239	(70,353)	365,282

Operating expenses:
Lease operating	—	—	14,547	—	(27)	14,520
Gathering, compression and transportation	—	—	95,863	—	(50,725)	45,138
Production taxes and impact fees	—	—	6,179	—	—	6,179
Exploration	—	—	5,042	—	—	5,042
Midstream operation and maintenance	—	—	—	11,801	(5,241)	6,560
Incentive unit expense	—	—	3,177	94	—	3,271
Loss on sale on Barnett Assets	—	—	15,915	—	—	15,915
Acquisition expense	—	—	6,411	(81)	—	6,330
General and administrative	—	—	23,426	12,797	—	36,223
Depreciation, depletion and amortization	—	—	153,221	9,734	(6,065)	156,890
Amortization of intangible assets	—	—	—	412	—	412
Other expense	—	—	12,012	2,864	—	14,876
Total operating expenses	—	—	335,793	37,621	(62,058)	311,356

Operating (loss) income	—	—	(21,397)	83,618	(8,295)	53,926
Interest expense	—	(24,916)	—	(3,818)	—	(28,734)
Other (loss) income	—	(355)	43	116	—	(196)
Gain on derivative instruments	—	28,306	4,228	—	—	32,534
Gain on embedded derivatives	—	—	—	1,049	—	1,049
Amortization of deferred financing costs	—	(2,005)	—	(1,257)	—	(3,262)
Equity income (loss) in affiliate	15,569	14,539	—	—	(30,108)	—
Income before income taxes	15,569	15,569	(17,126)	79,708	(38,403)	55,317
Income tax expense	(10,559)	—	—	—	—	(10,559)
Net income (loss)	5,010	15,569	(17,126)	79,708	(38,403)	44,758
Less: Net income attributable to the noncontrolling interests	(4,596)	—	—	(39,842)	—	(44,438)
Net income (loss) attributable to Rice Energy	414	15,569	(17,126)	39,866	(38,403)	320
Less: Preferred dividends and accretion of redeemable noncontrolling interests	—	—	—	(107,412)	—	(107,412)
Net income (loss) attributable to Rice Energy Inc. common stockholders	$414	$15,569	$(17,126)	$(67,546)	$(38,403)	$(107,092)

Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2016
(in thousands)	Rice Energy Inc.	Rice Energy Operating LLC	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Natural gas, oil and NGL sales	$—	$—	$162,354	$—	$—	$162,354
Gathering, compression and water services	—	—	—	60,052	(34,876)	25,176
Other revenue	—	—	11,390	—	—	11,390
Total operating revenues	—	—	173,744	60,052	(34,876)	198,920

Operating expenses:
Lease operating	—	—	11,979	—	—	11,979
Gathering, compression and transportation	—	—	56,957	—	(27,360)	29,597
Production taxes and impact fees	—	—	3,695	—	—	3,695
Exploration	—	—	3,396	—	—	3,396
Midstream operation and maintenance	—	—	—	5,569	(1,438)	4,131
Incentive unit expense	—	—	5,920	—	—	5,920
Acquisition expense	—	—	614	—	—	614
General and administrative	—	—	19,679	10,277	—	29,956
Depreciation, depletion and amortization	—	—	79,736	7,064	(3,605)	83,195
Amortization of intangible assets	—	—	—	411	—	411
Other expense	—	—	10,063	90	—	10,153
Total operating expenses	—	—	192,039	23,411	(32,403)	183,047

Operating (loss) income	—	—	(18,295)	36,641	(2,473)	15,873
Interest expense	—	(22,912)	(17)	(1,492)	—	(24,421)
Other income	—	(1,962)	60	2	—	(1,900)
Gain on derivative instruments	—	110,614	73,301	—	—	183,915
Amortization of deferred financing costs	—	(1,115)	—	(132)	—	(1,247)
Equity income in affiliate	74,897	9,640	1	—	(84,538)	—
Income before income taxes	74,897	94,265	55,050	35,019	(87,011)	172,220
Income tax (expense) benefit	—	(19,368)	1,187	(62,961)	—	(81,142)
Net income (loss)	74,897	74,897	56,237	(27,942)	(87,011)	91,078
Less: Net income attributable to the noncontrolling interests	—	—	—	(16,665)	—	(16,665)
Net income (loss) attributable to Rice Energy	74,897	74,897	56,237	(44,607)	(87,011)	74,413
Less: Preferred dividends and accretion of redeemable noncontrolling interests	—	—	—	(8,581)	—	(8,581)
Net (loss) income attributable to Rice Energy Inc. common stockholders	$74,897	$74,897	$56,237	$(53,188)	$(87,011)	$65,832

Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2017
(in thousands)	Rice Energy Inc.	Rice Energy Operating LLC	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Natural gas, oil and NGL sales	$—	$—	$1,008,922	$—	$—	$1,008,922
Gathering, compression and water services	—	—	—	315,157	(195,863)	119,294
Other revenue	—	—	29,179	—	—	29,179
Total operating revenues	—	—	1,038,101	315,157	(195,863)	1,157,395

Operating expenses:
Lease operating	—	—	54,936	—	(122)	54,814
Gathering, compression and transportation	—	—	263,673	—	(139,978)	123,695
Production taxes and impact fees	—	—	19,011	—	—	19,011
Impairment of proved/unproved properties	—	—	92,355	—	—	92,355
Exploration	—	—	16,160	—	—	16,160
Midstream operation and maintenance	—	—	—	31,455	(9,897)	21,558
Incentive unit expense	—	—	10,641	313	—	10,954
Loss on sale of Barnett Assets	—	—	15,915	—	—	15,915
Acquisition expense	—	—	7,974	971	—	8,945
General and administrative	—	—	72,293	36,980	—	109,273
Depreciation, depletion and amortization	—	—	426,538	28,085	(14,951)	439,672
Amortization of intangible assets	—	—	—	1,220	—	1,220
Other expense	—	—	29,268	4,973	—	34,241
Total operating expenses	—	—	1,008,764	103,997	(164,948)	947,813

Operating income (loss)	—	—	29,337	211,160	(30,915)	209,582
Interest expense	—	(72,706)	3	(10,323)	—	(83,026)
Other (expense) income	—	(258)	262	254	—	258
Gain on derivative instruments	—	29,710	91,603	—	—	121,313
Loss on embedded derivatives	—	—	—	(14,368)	—	(14,368)
Amortization of deferred financing costs	—	(5,581)	—	(3,759)	—	(9,340)
Equity income (loss) in affiliate	122,883	171,718	2	—	(294,603)	—
Income before income taxes	122,883	122,883	121,207	182,964	(325,518)	224,419
Income tax expense	(43,900)	—	—	—	—	(43,900)
Net income	78,983	122,883	121,207	182,964	(325,518)	180,519
Less: Net income attributable to the noncontrolling interests	(21,437)	—	—	(101,534)	—	(122,971)
Net income (loss) attributable to Rice Energy	57,546	122,883	121,207	81,430	(325,518)	57,548
Less: Preferred dividends and accretion of redeemable noncontrolling interests	—	—	—	(136,930)	—	(136,930)
Net income (loss) attributable to Rice Energy Inc. common stockholders	$57,546	$122,883	$121,207	$(55,500)	$(325,518)	$(79,382)

Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2016
(in thousands)	Rice Energy Inc.	Rice Energy Operating LLC	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Natural gas, oil and NGL sales	$—	$—	$397,108	$—	$—	$397,108
Gathering, compression and water services	—	—	—	183,666	(110,210)	73,456
Other revenue	—	—	24,296	—	—	24,296
Total operating revenues	—	—	421,404	183,666	(110,210)	494,860

Operating expenses:
Lease operating	—	—	32,088	—	—	32,088
Gathering, compression and transportation	—	—	156,467	—	(71,569)	84,898
Production taxes and impact fees	—	—	8,005	—	—	8,005
Impairment of fixed assets	—	—	—	2,595	—	2,595
Exploration	—	—	9,934	—	—	9,934
Midstream operation and maintenance	—	—	—	19,793	(1,485)	18,308
Incentive unit expense	—	—	42,932	1,970	—	44,902
Acquisition expense	—	—	615	556	—	1,171
General and administrative	—	—	54,465	29,636	—	84,101
Depreciation, depletion and amortization	—	—	233,841	22,302	(9,011)	247,132
Amortization of intangible assets	—	—	—	1,222	—	1,222
Other expense	—	—	25,561	239	—	25,800
Total operating expenses	—	—	563,908	78,313	(82,065)	560,156

Operating (loss) income	—	—	(142,504)	105,353	(28,145)	(65,296)
Interest expense	—	(68,528)	(51)	(5,165)	—	(73,744)
Other (loss) income	—	(1,214)	2,073	3	—	862
Gain on derivative instruments	—	51,574	965	—	—	52,539
Amortization of deferred financing costs	—	(3,402)	—	(1,014)	—	(4,416)
Equity loss in affiliate	(99,864)	(136,437)	(3,028)	—	239,329	—
(Loss) income before income taxes	(99,864)	(158,007)	(142,545)	99,177	211,184	(90,055)
Income tax benefit (expense)	—	58,143	90,465	(102,879)	—	45,729
Net loss	(99,864)	(99,864)	(52,080)	(3,702)	211,184	(44,326)
Less: Net income attributable to the noncontrolling interests	—	—	—	(55,535)	—	(55,535)
Net loss attributable to Rice Energy	(99,864)	(99,864)	(52,080)	(59,237)	211,184	(99,861)
Less: Preferred dividends and accretion of redeemable noncontrolling interests	—	—	—	(19,983)	—	(19,983)
Net loss attributable to Rice Energy Inc. common stockholders	$(99,864)	$(99,864)	$(52,080)	$(79,220)	$211,184	$(119,844)

Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2017
(in thousands)	Rice Energy Inc.	Rice Energy Operating LLC	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$4,307	$(31,752)	$528,369	$182,964	$(45,866)	$638,022

Capital expenditures for property and equipment	(3,758)	—	(769,811)	(282,565)	45,866	(1,010,268)
Divestitures	—	—	140,995	—	—	140,995
Acquisitions	—	—	(177,554)	(11,324)	—	(188,878)
Investment in subsidiaries	56,298	(265,249)	728	—	208,223	—
Net cash used in investing activities	52,540	(265,249)	(805,642)	(293,889)	254,089	(1,058,151)

Proceeds from borrowings	—	143,000	—	158,500	—	301,500
Repayments of debt obligations	(1,267)	(18,000)	—	(6,001)	—	(25,268)
Distributions to the Partnership's public unitholders	—	—	—	(59,690)	—	(59,690)
Tax distribution to Vantage Sellers	—	(1,225)	—	—	—	(1,225)
Debt issuance costs	—	(1,415)	—	(130)	—	(1,545)
Net cash contributions to Strike Force Midstream by Gulfport Midstream	—	—	—	39,372	—	39,372
Preferred dividends on Series B Units	—	—	—	(23,105)	—	(23,105)
Employee tax withholding for settlement of stock compensation award vestings	(8,710)	—	—	—	—	(8,710)
Contributions from parent	—	(56,298)	249,810	14,711	(208,223)	—
Net cash provided by (used in) financing activities	(9,977)	66,062	249,810	123,657	(208,223)	221,329

Increase (decrease) in cash	46,870	(230,939)	(27,463)	12,732	—	(198,800)
Cash, beginning of year	2,756	230,944	164,522	71,821	—	470,043
Cash, end of period	$49,626	$5	$137,059	$84,553	$—	$271,243

Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2016
(in thousands)	Rice Energy Inc.	Rice Energy Operating LLC	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$34,166	$(30,114)	$292,263	$121,209	$(37,156)	$380,368

Capital expenditures for property and equipment	(13,474)	—	(521,711)	(183,712)	37,156	(681,741)
Capital expenditures for acquisitions	—	—	—	(8,472)	—	(8,472)
Vantage Acquisition deposit	—	—	(270,000)	—	—	(270,000)
Investment in subsidiaries	(285,064)	(254,264)	295,822	—	243,506	—
Net cash used in investing activities	(298,538)	(254,264)	(495,889)	(192,184)	280,662	(960,213)

Proceeds from borrowings	—	—	—	129,000	—	129,000
Repayments of debt obligations	(938)	—	—	(255,000)	—	(255,938)
Debt issuance costs	(2)	—	105	(907)	—	(804)
Distributions to the Partnership's public unitholders	—	—	—	(29,890)	—	(29,890)
Shares of common stock issued in April 2016 offering, net of offering costs	311,764	—	—	—	—	311,764
Shares of common stock issued in September 2016 offering, net of offering costs	1,003,869	—	—	—	—	1,003,869
RMP common units issued in the Partnership’s June 2016 offering, net of offering costs	—	—	—	164,029	—	164,029
Proceeds from issuance of redeemable noncontrolling interests, net of offering costs	—	—	—	368,758	—	368,758
RMP common units issued in the Partnership’s ATM program, net of offering costs	—	—	—	15,713	—	15,713
Net cash contributions to Strike Force Midstream by Gulfport Midstream	—	—	—	4,000	—	4,000
Preferred dividends on Series B Units	—	—	—	(6,900)	—	(6,900)
Employee tax withholding for settlement of stock compensation award vestings	32	—	(1,411)	(1,280)	—	(2,659)
Contributions from parent	—	285,064	254,949	(296,507)	(243,506)	—
Other cash flows from financing activities	—	—	90	—	—	90
Net cash provided by financing activities	1,314,725	285,064	253,733	91,016	(243,506)	1,701,032

Increase in cash	1,050,353	686	50,107	20,041	—	1,121,187
Cash, beginning of year	78,474	2	57,798	15,627	—	151,901
Cash, end of period	$1,128,827	$688	$107,905	$35,668	$—	$1,273,088

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
On October 12, 2017, we and EQT filed the definitive joint proxy statement/prospectus for each of Rice Energy and EQT and commenced mailing the definitive joint proxy statement/prospectuses to shareholders of Rice Energy and EQT. The Company and EQT will each hold a special meeting of shareholders on November 9, 2017.
Vantage Acquisition
Following completion of the Vantage Acquisition, we operate Vantage through Rice Energy Operating. As part of the consideration for the Vantage Acquisition, certain affiliates of Quantum Energy Partners, Riverstone Holdings LLC and Lime Rock Partners (such affiliates, the “Vantage Sellers”) were issued 1/1000th of a share of our preferred stock for each unit held in Rice Energy Operating. In connection with the issuance of such membership interests to the Vantage Sellers, we and the Vantage Sellers entered into Rice Energy Operating’s Third Amended and Restated Limited Liability Company Agreement (the “Third A&R LLC Agreement”). Under the Third A&R LLC Agreement, as the sole manager, we control all of the day-to-day business affairs and decision-making of Rice Energy Operating without approval of any other member, unless otherwise stated in the Third

A&R LLC Agreement. As such, we, through our officers and directors, are responsible for all operational and administrative decisions of Rice Energy Operating and the day-to-day management of Rice Energy Operating’s business. Pursuant to the terms of the Third A&R LLC Agreement, we cannot, under any circumstances, be removed or replaced as the sole manager of Rice Energy Operating, except by our own election, so long as we remain a member of Rice Energy Operating. Provisions regarding the operations of Rice Energy Operating and the rights and obligations of the holders of Rice Energy Operating common units are set forth in the Third A&R LLC Agreement. As of September 30, 2017, we owned an 93.74% membership interest in Rice Energy Operating. The remaining 6.26% membership interest in Rice Energy Operating is owned by the Vantage Sellers and is reflected as noncontrolling interest in the consolidated financial statements.
Other Acquisitions
On July 6, 2017, the Partnership acquired the remaining 32.5% interest in the gas gathering systems, facilities and pipelines in the Wind Ridge area for $7.6 million. The Partnership’s total purchase price, inclusive of the 67.5% interest acquired in conjunction with the Vantage Midstream Acquisition, was approximately $22.0 million, of which $16.2 million was ascribed to property and equipment and $5.8 million to goodwill.
On July 7, 2017, we completed an asset acquisition pursuant to a purchase and sale agreement with an undisclosed seller to acquire approximately 15,800 undeveloped Marcellus Shale acres, the majority of which are located in Greene County, Pennsylvania, for a purchase price of $177.6 million in cash. We funded the consideration for the acquisition with cash on hand and borrowings under our Fourth Amended and Restated Credit Agreement (the “A&R Credit Agreement”).
Fort Worth Basin Divestiture
On September 29, 2017, we completed the divestiture (the “Barnett Divestiture”) of substantially all of our producing and undeveloped oil and gas properties in the Fort Worth Basin (the “Barnett Assets”) pursuant to a purchase and sale agreement by and between Vantage Fort Worth Energy LLC, a subsidiary of us, and an undisclosed buyer, dated as of July 11, 2017, as amended (the “Barnett PSA”). Pursuant to the Barnett PSA, the buyer acquired the Barnett Assets and assumed the related obligations for an aggregate purchase price of $175.0 million. Following certain purchase price adjustments, we received proceeds of $141.0 million, subject to customary post-closing purchase price adjustments, and recorded a $15.9 million loss associated with the sale of the Barnett Assets in the condensed consolidated statement of operations. All cash proceeds received from Barnett Divestiture will be used to fund our operating and capital expenses.
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
The following table provides detail of our operating revenues from the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Natural gas sales	$298,683	$161,687	$995,730	$394,553
Oil and NGL sales	4,513	667	13,192	2,555
Gathering, compression and water services	50,886	25,176	119,294	73,456
Other revenue	11,200	11,390	29,179	24,296
Total operating revenues	$365,282	$198,920	$1,157,395	$494,860

NYMEX Henry Hub prompt month contract prices are widely-used benchmarks in the pricing of natural gas. The following table provides the high and low prices for NYMEX Henry Hub prompt month contract prices and our differential to the average of those benchmark prices for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
NYMEX Henry Hub High ($/MMBtu)	$3.14	$3.14	$3.65	$3.14
NYMEX Henry Hub Low ($/MMBtu)	$2.75	$2.65	$2.44	$1.64

NYMEX Henry Hub Price ($/MMBtu)	$3.00	$2.81	$3.17	$2.29
Less: Average Basis Impact ($/MMBtu)	(0.84)	(0.58)	(0.58)	(0.39)
Plus: Btu Uplift (MMBtu/Mcf)	0.12	0.13	0.13	0.09
Pre-Hedge Realized Price ($/Mcf)	$2.28	$2.36	$2.72	$1.99
Consolidated Results of Operations
Below are some highlights of our financial and operating results for the three and nine months ended September 30, 2017 and 2016:

•
Our natural gas, oil and NGL sales were $303.2 million and $162.4 million in the three months ended September 30, 2017 and 2016, respectively, and $1.0 billion and $397.1 million in the nine months ended September 30, 2017 and 2016, respectively.

•
Our production volumes were 132.4 Bcfe and 68.7 Bcfe in the three months ended September 30, 2017 and 2016, respectively, and 370.2 Bcfe and 199.1 Bcfe in the nine months ended September 30, 2017 and 2016, respectively.

•
Our gathering, compression and water services revenues were $50.9 million and $25.2 million in the three months ended September 30, 2017 and 2016, respectively, and $119.3 million and $73.5 million in the nine months ended September 30, 2017 and 2016, respectively.

•
Our per unit cash production costs were $0.50 per Mcfe and $0.65 per Mcfe in the three months ended September 30, 2017 and 2016, respectively, and $0.53 per Mcfe and $0.63 per Mcfe in the nine months ended September 30, 2017 and 2016, respectively.

The following tables set forth selected operating and financial data for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Natural gas sales (in thousands)	$298,683	$161,687	$136,996	$995,730	$394,553	$601,177
Oil and NGL sales (in thousands)	4,513	667	3,846	13,192	2,555	10,637
Natural gas, oil and NGL sales (in thousands)	$303,196	$162,354	$140,842	$1,008,922	$397,108	$611,814

Natural gas production (Bcf)	131.2	68.5	62.7	366.3	198.3	168.0
Oil and NGL production (MBbls)	214.6	34.8	179.8	645.5	131.6	513.9
Total production (Bcfe)	132.4	68.7	63.7	370.2	199.1	171.1

Average natural gas prices before effects of hedges per Mcf	$2.28	$2.36	$(0.08)	$2.72	$1.99	$0.73
Average realized natural gas prices after effects of hedges per Mcf (1)	2.48	2.96	(0.48)	2.70	2.86	(0.16)
Average oil and NGL prices per Bbl:	21.03	19.18	1.85	20.44	19.42	1.02

Average costs per Mcfe
Lease operating	$0.11	$0.17	$(0.06)	$0.15	$0.16	$(0.01)
Gathering, compression and transportation	0.34	0.43	(0.09)	0.33	0.43	(0.10)
Production taxes and impact fees	0.05	0.05	—	0.05	0.04	0.01
General and administrative	0.27	0.44	(0.17)	0.30	0.42	(0.12)
Depreciation, depletion and amortization	1.18	1.21	(0.03)	1.19	1.24	(0.05)

Total gathering, compression and water services revenues (in thousands):	$50,886	$25,176	$25,710	$119,294	$73,456	$45,838

Gathering volumes (MDth/d)	2,921	1,769	1,152	2,556	1,551	1,005
Compression volumes (MDth/d)	1,557	1,228	329	1,428	924	504
Water distribution volumes (MMgal)	577	135	442	1,366	932	434
(1) The effect of hedges includes realized gains and losses on commodity derivative transactions.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except per share data)	2017	2016	Change	2017	2016	Change
Operating revenues:
Natural gas, oil and NGL sales	$303,196	$162,354	$140,842	$1,008,922	$397,108	$611,814
Gathering, compression and water services	50,886	25,176	25,710	119,294	73,456	45,838
Other revenue	11,200	11,390	(190)	29,179	24,296	4,883
Total operating revenues	365,282	198,920	166,362	1,157,395	494,860	662,535

Operating expenses:
Lease operating	14,520	11,979	2,541	54,814	32,088	22,726
Gathering, compression and transportation	45,138	29,597	15,541	123,695	84,898	38,797
Production taxes and impact fees	6,179	3,695	2,484	19,011	8,005	11,006
Exploration	5,042	3,396	1,646	16,160	9,934	6,226
Midstream operation and maintenance	6,560	4,131	2,429	21,558	18,308	3,250
Incentive unit expense	3,271	5,920	(2,649)	10,954	44,902	(33,948)
Acquisition expense	6,330	614	5,716	8,945	1,171	7,774
Impairment of gas properties	—	—	—	92,355	—	92,355
Impairment of fixed assets	—	—	—	—	2,595	(2,595)
Loss on sale of Barnett Assets	15,915	—	15,915	15,915	—	15,915
General and administrative	36,223	29,956	6,267	109,273	84,101	25,172
Depreciation, depletion and amortization	156,890	83,195	73,695	439,672	247,132	192,540
Amortization of intangible assets	412	411	1	1,220	1,222	(2)
Other expense	14,876	10,153	4,723	34,241	25,800	8,441
Total operating expenses	311,356	183,047	128,309	947,813	560,156	387,657

Operating income (loss)	53,926	15,873	38,053	209,582	(65,296)	274,878
Interest expense	(28,734)	(24,421)	(4,313)	(83,026)	(73,744)	(9,282)
Other (expense) income	(196)	(1,900)	1,704	258	862	(604)
Gain on derivative instruments	32,534	183,915	(151,381)	121,313	52,539	68,774
Gain (loss) on embedded derivatives	1,049	—	1,049	(14,368)	—	(14,368)
Amortization of deferred financing costs	(3,262)	(1,247)	(2,015)	(9,340)	(4,416)	(4,924)
Income (loss) before income taxes	55,317	172,220	(116,903)	224,419	(90,055)	314,474
Income tax (expense) benefit	(10,559)	(81,142)	70,583	(43,900)	45,729	(89,629)
Net income (loss)	44,758	91,078	(46,320)	180,519	(44,326)	224,845
Less: Net income attributable to noncontrolling interests	(44,438)	(16,665)	(27,773)	(122,971)	(55,535)	(67,436)
Net income (loss) attributable to Rice Energy Inc.	320	74,413	(74,093)	57,548	(99,861)	157,409
Less: Preferred dividends and accretion of redeemable noncontrolling interests	(107,412)	(8,581)	(98,831)	(136,930)	(19,983)	(116,947)
Net (loss) income attributable to Rice Energy Inc. common stockholders	$(107,092)	$65,832	$(172,924)	$(79,382)	$(119,844)	$40,462

Loss per share - basic	$(0.49)	$0.42	(0.91)	$(0.38)	$(0.80)	$0.42
Loss per share - diluted	$(0.49)	$0.41	(0.90)	$(0.38)	$(0.80)	$0.42
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Total operating revenues. The increase in total operating revenues was primarily the result of a 92% increase in natural gas production from 68.5 Bcfe in the third quarter of 2016 compared to 131.2 Bcfe in the third quarter of 2017, due primarily to the Vantage Acquisition. Post-acquisition revenues associated with the Vantage Acquisition were $80.3 million for the three months ended September 30, 2017. In addition, during the three months ended September 30, 2017, we turned 12 gross (12 net) wells into sales, bringing our total producing well count to 451 gross (340 net). Operating revenues were also positively impacted by a 102% increase in gathering, compression and water services revenues period-over-period. Partially offsetting the increase in total operating revenues was a decrease in our period-over-period realized price. Our realized price for the three months ended September 30, 2017 was $2.28 per Mcf compared to $2.36 for the three months ended September 30, 2016, in each case before the effect of hedges.
Lease operating. The increase in lease operating expense from $12.0 million for the three months ended September 30, 2016 to $14.5 million for the three months ended September 30, 2017, or 21%, was primarily attributable to the addition of producing wells in the Fort Worth Basin acquired from Vantage in the fourth quarter of 2016. On a per unit of production basis, lease operating expense decreased period-over-period from $0.17 for the three months ended September 30, 2016 to $0.11 for the three months ended September 30, 2017. The decrease on a per unit of production basis was primarily attributable to a 93% increase period-over-period in total production and the corresponding efficiencies obtained from such an increase.
Gathering, compression and transportation. Gathering, compression and transportation expense for the third quarter of 2017 of $45.1 million was comprised of $31.0 million of transportation contracts with third parties and $14.1 million of gathering and compression charges from third parties. The 53% increase period-over-period was primarily attributable to a 93% increase in production volumes for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, which favorably impacted the gathering, compression and transportation rate.
Production taxes and impact fees. Production taxes are directly related to natural gas, oil and NGLs sales. The increase from $3.7 million for the three months ended September 30, 2016 to $6.2 million for the three months ended September 30, 2017, or 67%, was primarily due to a severance tax on gas produced by our Fort Worth Basin assets.
Midstream operation and maintenance. The increase in midstream operation and maintenance expense from $4.1 million for the three months ended September 30, 2016 to $6.6 million for the three months ended September 30, 2017, or 59%, primarily relates to additional operation and maintenance expense associated with midstream and water assets acquired in connection with the Vantage Acquisition that were not present in the prior year. In addition, the increase in operation and maintenance expense was due to an increase in variable water costs associated with the need for supplemental water systems to support combination hydraulic fracturing during the three months ended September 30, 2017, as well as an increase in pipeline maintenance expenses.
Incentive unit expense. Incentive unit expense decreased from $5.9 million for the three months ended September 30, 2016 to $3.3 million for the three months ended September 30, 2017, or 45%, all of which related to non-cash compensation expense associated with the Rice Energy Holdings LLC incentive units.
Loss on sale on Barnett Assets. During the three months ended September 30, 2017, we completed the Barnett Divestiture of substantially all of our Barnett Assets pursuant to the Barnett PSA. Pursuant to the Barnett PSA, the buyer acquired the Barnett Assets and assumed the related obligations for an aggregate purchase price of $175.0 million. Following certain purchase price adjustments, we received proceeds of $141.0 million, subject to customary post-closing purchase price adjustments, and recorded a $15.9 million loss in the condensed consolidated statement of operations.
General and administrative. For the three months ended September 30, 2017, general and administrative expense increased approximately 21% period-over-period, which was primarily attributable to the addition of personnel to support our growth activities and related salary and employee benefits. On a per unit basis, general and administrative expense decreased by 39%, from $0.44 per Mcfe during the three months ended September 30, 2016 to $0.27 per Mcfe during the three months ended September 30, 2017, primarily due to a 93% increase in total production. Included in general and administrative expense is stock compensation expense of $6.3 million and $5.6 million for the three months ended September 30, 2017 and 2016, respectively.

Depreciation, depletion and amortization expense (“DD&A”). The increase from $83.2 million for the three months ended September 30, 2016 to $156.9 million for the three months ended September 30, 2017, or 89%, was a result of a greater number of producing wells in the third quarter of 2017 compared to the third quarter of 2016. As of September 30, 2017, we had 451 gross (340 net) producing wells, a 31% increase when compared to the number of producing wells as of September 30, 2016. On a per unit basis, DD&A expense decreased $0.03 per Mcfe, or 2%, from $1.21 for the three months ended September 30, 2016 to $1.18 per Mcfe for the three months ended September 30, 2017 due primarily to well cost reductions and drilling and completion efficiencies that we have achieved during the period.

Interest expense. The increase from $24.4 million for the three months ended September 30, 2016 to $28.7 million for the three months ended September 30, 2017, or 18%, was a result of higher levels of average borrowings outstanding during the third quarter of 2017 as compared to the third quarter of 2016 in order to fund our capital programs.
Gain on derivative instruments. The $32.5 million gain on derivative contracts in the third quarter of 2017 is comprised of cash receipts of $26.9 million on the settlement of maturing contracts and a $5.6 million unrealized gain in the third quarter of 2017. The $183.9 million gain on derivative contracts in the third quarter of 2016 was comprised of $40.9 million of cash receipts on the settlement of maturing contracts and a $143.0 million unrealized gain.
Gain (loss) on embedded derivatives. The $1.0 million gain on embedded derivatives in the third quarter of 2017 was attributable to a change in the fair value of the Investor Put Right as a result of us updating our estimate of the fair value of the Investor Put Right. As of September 30, 2017, the embedded derivative fair value of the Investor Put Right was approximately $14.4 million and is included as an embedded derivative liability in the accompanying condensed consolidated balance sheet. Please see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—10. Mezzanine Equity” for further information.
Income tax (expense) benefit. The decrease in income tax expense from an income tax expense of $81.1 million for the three months ended September 30, 2016 to an income tax expense of $10.6 million for the three months ended September 30, 2017, or 87%, was primarily the result of an decrease in net income before income taxes.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Total operating revenues. The $662.5 million, or 134% increase in total operating revenues period-over-period was primarily the result of an increase in natural gas production from 198.3 Bcfe for the nine months ended September 30, 2016 to 366.3 Bcfe for the nine months ended September 30, 2017, due primarily to the Vantage Acquisition. Post-acquisition revenues associated with the Vantage Acquisition were $282.2 million for the nine months ended September 30, 2017. Also contributing to the increase in operating revenues was an increase in our period-over-period realized price. Our realized price for the nine months ended September 30, 2017 was $2.72 per Mcf compared to $1.99 per Mcf for the nine months ended September 30, 2016, in each case before the effect of hedges. Operating revenues were also positively impacted by a 62% increase in gathering, compression and water service revenues period-over-period.
Lease operating. The $22.7 million, or 71% increase in lease operating expenses period-over-period was primarily attributable to an increase in our production base. On a per unit basis, lease operating expense decreased period-over-period from $0.16 for the nine months ended September 30, 2016 to $0.15 for the nine months ended September 30, 2017. The decrease on a per unit basis was primarily attributable to an 86% increase in period-over-period total production volumes and the corresponding efficiencies obtained from such an increase.
Gathering, compression and transportation. Gathering, compression and transportation expense for the nine months ended September 30, 2017 of $123.7 million is mainly comprised of $93.9 million of transportation contracts with third parties and $29.8 million of gathering charges from third parties. The $38.8 million, or 46% increase was primarily attributable to an 86% increase in production volumes for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, which favorably impacted the gathering, compression and transportation rate.
Production taxes and impact fees. Production taxes are directly related to natural gas, oil and NGLs sales. The $11.0 million, or 137%, increase in production taxes for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 is primarily due to a severance tax on gas produced by our Fort Worth Basin assets.
Incentive unit expense. Incentive unit expense decreased 76% period-over-period. In the nine months ended September 30, 2016, the $44.9 million expense consisted of $17.6 million of non-cash compensation expense related to the Rice Holdings incentive units and $27.3 million of compensation expense related to the final fair market value adjustment for the NGP Holdings incentive units. In the nine months ended September 30, 2017, the $11.0 million expense consisted of non-cash compensation expense related to the Rice Holdings incentive units. No future expense will be recognized related to the NGP Holdings incentive units or the Rice Holdings incentive units as a result of (i) the April 2016 settlement of the remaining NGP Holdings incentive unit obligation and (ii) the September 2017 settlement of the remaining Rice Holdings incentive unit obligation. See “Item 1. Financial Statements-Notes to Condensed Consolidated Financial Statements-12. Incentive Units” for additional information.
Impairment of gas properties. For the nine months ended September 30, 2017, we recorded a $92.4 million impairment related to certain proved gas properties located in the Fort Worth Basin. As a result of significant declines in forward Waha basis differentials, which is the primary sales point for our Fort Worth Basin production, we performed an asset recoverability test and determined that the carrying value of our Fort Worth Basin proved properties exceeded its fair value. See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—3. Impairment” for additional information.

Loss on sale on Barnett Assets. On September 29, 2017, we completed the Barnett Divestiture of substantially all of our Barnett Assets pursuant to the Barnett PSA. Pursuant to the Barnett PSA, the buyer acquired the Barnett Assets and assumed the related obligations for an aggregate purchase price of $175.0 million. Following certain purchase price adjustments, we received proceeds of $141.0 million, subject to customary post-closing purchase price adjustments, and recorded a $15.9 million loss in the condensed consolidated statement of operations.
General and administrative. For the nine months ended September 30, 2017, general and administrative expense increased approximately 30%, which was primarily attributable to the addition of personnel to support our growth activities and related salary and employee benefits. On a per unit basis, general and administrative expense decreased by 29%, from $0.42 per Mcfe during the nine months ended September 30, 2016 to $0.30 per Mcfe during the nine months ended September 30, 2017, primarily due to an 86% increase in production. Included in general and administrative expense is stock compensation expense of $17.6 million and $16.4 million for the nine months ended September 30, 2017 and 2016, respectively.
DD&A. The increase from $247.1 million for the nine months ended September 30, 2016 to $439.7 million for the nine months ended September 30, 2017, or 78%, was a result of a greater number of producing wells in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. As of September 30, 2017, we had 451 gross (340 net) producing wells, a 31% increase when compared to the number of producing wells as of September 30, 2016. On a per unit basis, DD&A expense decreased 0.05 per Mcfe, or 4%, from $1.24 for the nine months ended September 30, 2016 to 1.19 per Mcfe for the nine months ended September 30, 2017 due primarily to well cost reductions and drilling and completion efficiencies that we have achieved during the period.
Interest expense. The increase from $73.7 million for the nine months ended September 30, 2016 to $83.0 million for the nine months ended September 30, 2017, or 13%, was a result of higher levels of average borrowings outstanding during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 in order to fund our capital programs.
Gain on derivative instruments. The $121.3 million gain on derivative contracts in the nine months ended September 30, 2017 is comprised of cash payments of $5.4 million on the settlement of maturing contracts and a $126.7 million unrealized gain in the nine months ended September 30, 2017. The $52.5 million gain on derivative contracts in the nine months ended September 30, 2016 was comprised of $172.4 million of cash receipts on the settlement of maturing contracts and a $119.8 million unrealized loss.
Loss on embedded derivatives. The $14.4 million loss on embedded derivatives in the nine months ended September 30, 2017 was attributable to a change in the fair value of the Investor Put Right as a result of us updating our estimate of the fair value of the Investor Put Right. Please see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—10. Mezzanine Equity” for further information.
Income tax (expense) benefit. The increase in income tax expense from an income tax benefit of $45.7 million for the nine months ended September 30, 2016 to an income tax expense of $43.9 million for the nine months ended September 30, 2017, or 196%, was primarily the result of an increase in net income before income taxes.
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
The following tables set forth selected operating and financial data for each business segment during the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016:
Exploration and Production Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except volumes)	2017	2016	Change	2017	2016	Change
Operating revenues:
Natural gas, oil and NGL sales	$303,196	$162,695	$140,501	$1,008,922	$397,449	$611,473
Other revenue	11,200	11,390	(190)	29,179	24,296	4,883
Total operating revenues	314,396	174,085	140,311	1,038,101	421,745	616,356

Operating expenses:
Lease operating	14,547	11,979	2,568	54,936	32,088	22,848
Gathering, compression and transportation	95,863	56,957	38,906	263,673	156,467	107,206
Production taxes and impact fees	6,179	3,695	2,484	19,011	8,005	11,006
Exploration	5,042	3,396	1,646	16,160	9,934	6,226
Incentive unit expense	3,177	5,751	(2,574)	10,641	42,763	(32,122)
Acquisition costs	6,410	614	5,796	7,973	614	7,359
Impairment of gas properties	—	—	—	92,355	—	92,355
Impairment of fixed assets	—	—	—	—	2,595	(2,595)
Loss on sale of Barnett Assets	15,915	—	15,915	15,915	—	15,915
General and administrative	23,425	19,676	3,749	72,293	54,531	17,762
Depreciation, depletion and amortization	153,221	79,736	73,485	426,538	234,207	192,331
Other expense	12,013	10,063	1,950	29,268	25,561	3,707
Total operating expenses	335,792	191,867	143,925	1,008,763	566,765	441,998

Operating (loss) income	$(21,396)	$(17,782)	$(3,614)	$29,338	$(145,020)	$174,358

Operating volumes:
Natural gas production (Bcf):	131.2	68.5	62.7	366.3	198.3	168.0
Oil and NGL production (MBbls):	214.6	34.8	179.8	645.5	131.6	513.9
Total production (Bcfe)	132.4	68.7	63.7	370.2	199.1	171.1
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Natural gas, oil and NGL sales. The 86% increase in natural gas sales was the result of an increase in production in the third quarter of 2017 compared to the third quarter of 2016, as discussed above, due in part to the Vantage Acquisition. Post-acquisition revenues and production volumes associated with the Vantage Acquisition were $62.6 million and 27.7 Bcfe for the three months ended September 30, 2017, respectively. During the three months ended September 30, 2017, we turned 12 gross (12 net) wells into sales, bringing our total producing well count to 451 gross (340 net). Partially offsetting the increase in natural gas, oil and NGL revenues was a decrease in our period-over-period realized price. Our realized price for the three months ended September 30, 2017 was $2.28 per Mcf compared to $2.36 for the three months ended September 30, 2016, in each case before the effect of hedges.
Lease operating. The increase in lease operating expense from $12.0 million for the three months ended September 30, 2016 to $14.5 million for the three months ended September 30, 2017, or 21%, was primarily attributable to the addition of producing wells in the Fort Worth Basin acquired from Vantage in the fourth quarter of 2016. On a per unit of production basis, lease operating expense decreased period-over-period from $0.17 for the three months ended September 30, 2016 to $0.11 for the three months ended September 30, 2017. The decrease on a per unit basis was primarily attributable to a 93% increase period-over-period in total production and the corresponding efficiencies obtained from such an increase.
Gathering, compression and transportation. Gathering, compression and transportation expense of $95.9 million for the third quarter of 2017 includes approximately $60.1 million of affiliate and third-party gathering fees and $35.8 million of transportation contracts with third parties. The 68% increase in gathering, compression and transportation expenses was mainly due to increased volumes associated with the Rice Midstream Partners segment and the Rice Midstream Holdings segment in the third quarter of 2017 compared to the third quarter of 2016.

Production taxes and impact fees. Production taxes are directly related to natural gas, oil and NGLs sales. The increase from $3.7 million for the three months ended September 30, 2016 to $6.2 million for the three months ended September 30, 2017, or 67%, was primarily due to a severance tax on gas produced by our Fort Worth Basin assets.
Loss on sale on Barnett Assets. During the three months ended September 30, 2017, we completed the Barnett Divestiture of substantially all of our Barnett Assets pursuant to the Barnett PSA. Pursuant to the Barnett PSA, the buyer acquired the Barnett Assets and assumed the related obligations for an aggregate purchase price of $175.0 million. Following certain purchase price adjustments, we received proceeds of $141.0 million, subject to customary post-closing purchase price adjustments, and recorded a $15.9 million loss in the condensed consolidated statement of operations.
General and administrative. General and administrative expense increased from $19.7 million for the three months ended September 30, 2016 to $23.4 million for the three months ended September 30, 2017, an increase of 19%. The increase period-over-period was primarily attributable to the addition of personnel to support our growth activities and related salary and employee benefits. Included in general and administrative expense is stock compensation expense of $4.7 million and $3.7 million for the three months ended September 30, 2017 and 2016, respectively.
DD&A. DD&A expense increased from $79.7 million for the three months ended September 30, 2016 to $153.2 million for the three months ended September 30, 2017, an increase of 92%. The increase in segment DD&A was a result of an increase in production and greater number of producing wells in the third quarter of 2017 compared to the third quarter of 2016. As of September 30, 2017, we had 451 gross (340 net) producing Appalachian wells, a 31% increase when compared to the number of producing wells as of September 30, 2016.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Natural gas, oil and NGL sales. The 154% increase in natural gas sales was the result of an increase in production in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, as discussed above, due in part to the Vantage Acquisition. Post-acquisition revenues and production volumes associated with the Vantage Acquisition were $236.6 million and 88.2 Bcfe for the three months ended September 30, 2017, respectively. As of September 30, 2017, our total producing well count was 451 gross (340 net), a 31% increase when compared to the number of producing wells at September 30, 2016. In addition to the impact of increased production volumes on operating revenues, our realized price increased from $1.99 per Mcf in the nine months ended September 30, 2016 to $2.72 per Mcf in the nine months ended September 30, 2017, in each case before the effect of hedges.
Lease operating. The $22.8 million, 71% increase in lease operating expenses period-over-period was primarily attributable to an increase in our production base period-over-period. On a per unit basis, lease operating expense decreased period-over-period from $0.16 for the nine months ended September 30, 2016 to $0.15 for the nine months ended September 30, 2017. The decrease on a per unit basis was primarily attributable to an 86% increase in period-over-period total production volumes and the corresponding efficiencies obtained from such an increase.
Gathering, compression and transportation. Gathering, compression and transportation expense of $263.7 million for the nine months ended September 30, 2017 includes approximately $160.6 million of affiliate and third-party gathering fees and $103.0 million of transportation contracts with third parties. The 69% increase in gathering, compression and transportation expenses was mainly due to increased volumes associated with the Rice Midstream Partners segment and the Rice Midstream Holdings segment in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
Production taxes and impact fees. Production taxes are directly related to natural gas, oil and NGLs sales. The $11.0 million, or 137%, increase in production taxes for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 is primarily due to a severance tax on gas produced by our Fort Worth Basin assets.
Impairment of gas properties. For the nine months ended September 30, 2017, we recorded a $92.4 million impairment related to certain proved gas properties located in the Fort Worth Basin. As a result of significant declines in forward Waha basis differentials, which is the primary sales point for our Fort Worth Basin production, we performed an asset recoverability test and determined that the carrying value of our Fort Worth Basin proved properties exceeded its fair value. See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—3. Impairment” for additional information.
Loss on sale on Barnett Assets. On September 29, 2017, we completed the Barnett Divestiture of substantially all of our Barnett Assets pursuant to the Barnett PSA. Pursuant to the Barnett PSA, the buyer acquired the Barnett Assets and assumed the related obligations for an aggregate purchase price of $175.0 million. Following certain purchase price adjustments, we received proceeds of $141.0 million, subject to customary post-closing purchase price adjustments, and recorded a $15.9 million loss in the condensed consolidated statement of operations.

General and administrative. General and administrative expense increased from $54.5 million for the nine months ended September 30, 2016 to $72.3 million for the nine months ended September 30, 2017, an increase of 33%. The increase period-over-period was primarily attributable to the addition of personnel to support our growth activities and related salary and employee benefits. Included in general and administrative expense is stock compensation expense of $13.6 million and $9.5 million for the nine months ended September 30, 2017 and 2016, respectively.
DD&A. DD&A expense increased from $234.2 million for the nine months ended September 30, 2016 to $426.5 million for the nine months ended September 30, 2017, an increase of 82%. The increase in segment DD&A was a result of an increase in production and greater number of producing wells in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. As of September 30, 2017, we had 451 gross (340 net) producing Appalachian wells, a 31% increase when compared to the number of producing wells as of September 30, 2016.
Rice Midstream Holdings Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except volumes)	2017	2016	Change	2017	2016	Change
Operating revenues:
Gathering revenues	$36,312	$16,189	$20,123	$89,185	$33,969	$55,216
Compression revenues	3,212	2,796	416	9,130	7,540	1,590
Total operating revenues	39,524	18,985	20,539	98,315	41,509	56,806

Operating expenses:
Midstream operation and maintenance	1,528	974	554	3,302	2,445	857
Incentive unit expense	94	169	(75)	313	2,139	(1,826)
General and administrative	6,364	5,335	1,029	17,508	14,162	3,346
Acquisition costs	(115)	—	(115)	443	484	(41)
Depreciation, depletion and amortization	2,067	1,577	490	5,254	4,222	1,032
Other expense	616	—	616	2,593	—	2,593
Total operating expenses	10,554	8,055	2,499	29,413	23,452	5,961

Operating income	$28,970	$10,930	$18,040	$68,902	$18,057	$50,845

Operating volumes:
Gathering volumes (MDth/d):	1,438	812	626	1,196	642	554
Compression volumes (MDth/d):	530	483	47	512	436	76
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Total operating revenues. Operating revenues increased from $19.0 million for the three months ended September 30, 2016 to $39.5 million for the three months ended September 30, 2017, an increase of 108%. The increase in total operating revenues was mainly the result of an increase in affiliate gathering and compression volumes between the Exploration and Production segment and the Rice Midstream Holdings segment, as well as an increase in third-party gathering volumes.
Midstream operation and maintenance. Midstream operation and maintenance expense increased from $1.0 million for the three months ended September 30, 2016 to $1.5 million for the three months ended September 30, 2017, an increase of 57%. The increase in midstream operation and maintenance expense was primarily due to increased preventative maintenance expenses on compressor stations and the timing of other general maintenance during the three months ended September 30, 2017.
General and administrative. General and administrative expense increased from $5.3 million for the three months ended September 30, 2016 to $6.4 million for the three months ended September 30, 2017, an increase of 19%. The increase in general and administrative expense period-over-period was primarily attributable to costs associated with personnel to support the Rice Midstream Holdings segment’s growth activities. Included in general and administrative expense is stock compensation expense of $1.5 million and $1.3 million for the third quarter of 2017 and 2016, respectively.

DD&A. DD&A expense increased from $1.6 million for the three months ended September 30, 2016 to $2.1 million for the three months ended September 30, 2017, an increase of 31%. The increase in DD&A was mainly the result of an increase in midstream assets placed in service subsequent to the second quarter of 2016 and the related depreciation on those assets.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Total operating revenues. Operating revenues increased from $41.5 million for the nine months ended September 30, 2016 to $98.3 million for the nine months ended September 30, 2017, an increase of 137%. The increase in total operating revenues was mainly the result of an increase in affiliate gathering and compression volumes between the Exploration and Production segment and the Rice Midstream Holdings segment, as well as an increase in third-party gathering volumes.
Midstream operation and maintenance. Midstream operation and maintenance expense increased from $2.4 million for the nine months ended September 30, 2016 to $3.3 million for the nine months ended September 30, 2017, an increase of 35%. The increase was primarily due to increased preventative maintenance expenses during the nine months ended September 30, 2017.]
General and administrative. General and administrative expense increased from $14.2 million for the nine months ended September 30, 2016 to $17.5 million for the nine months ended September 30, 2017, an increase of 24%. The increase in general and administrative expense period-over-period was primarily attributable to costs associated with personnel to support the Rice Midstream Holdings segment’s growth activities. Included in general and administrative expense is stock compensation expense of $3.6 million and $4.2 million for the nine months ended September 30, 2017 and 2016, respectively.
DD&A. DD&A expense increased from $4.2 million for the nine months ended September 30, 2016 to $5.3 million for the nine months ended September 30, 2017, an increase of 24%. The increase in DD&A was mainly the result of an increase in midstream assets placed in service subsequent to the second quarter of 2016 and the related depreciation on those assets.
Rice Midstream Partners Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except volumes)	2017	2016	Change	2017	2016	Change
Operating revenues:
Gathering revenues	$47,068	$28,473	$18,595	$123,601	$80,408	$43,193
Compression revenues	7,266	5,030	2,236	19,318	9,931	9,387
Water services revenues	27,367	7,564	19,803	73,909	51,818	22,091
Total operating revenues	81,701	41,067	40,634	216,828	142,157	74,671

Operating expenses:
Midstream operation and maintenance	10,259	4,596	5,663	28,139	17,348	10,791
General and administrative	6,434	4,945	1,489	19,472	15,408	4,064
Depreciation, depletion and amortization	7,667	5,489	2,178	22,831	17,714	5,117
Acquisition costs	35	411	(376)	529	73	456
Amortization of intangible assets	412	—	412	1,220	1,222	(2)
Other expense (income)	2,247	90	2,157	2,380	239	2,141
Total operating expenses	27,054	15,531	11,523	74,571	52,004	22,567

Operating income	$54,647	$25,536	$29,111	$142,257	$90,153	$52,104

Operating volumes:
Gathering volumes (MDth/d):	1,483	957	526	1,360	909	451
Compression volumes (MDth/d):	1,027	745	282	916	488	428
Water services volumes (MMgal):	577	135	442	1,366	932	434
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Total operating revenues. Operating revenues increased from $41.1 million for the three months ended September 30, 2016 to $81.7 million for the three months ended September 30, 2017, an increase of 99%. The increase in operating revenues period-over-period primarily related to increased gathering and compression revenues associated with a 55% and 38% increase in gathering and compression throughput, respectively, which included the impact of post-acquisition revenues associated with the Vantage Midstream Entities of $17.8 million for the three months ended September 30, 2017. The impact of the Vantage Midstream Entities was comprised of gathering, compression and water distribution volumes of 364 MDth/d, 42 MDth/d and 92 MMgal, respectively. In addition to gathering and compression, the increase related to the $19.8 million increase in water services revenue due primarily to a 327% increase in fresh water distribution volumes from 135 MMgal for the three months ended September 30, 2016 to 577 MMgal for the three months ended September 30, 2017.
Operation and maintenance expense. Total operation and maintenance expense increased from $4.6 million for the three months ended September 30, 2016 to $10.3 million for the three months ended September 30, 2017, an increase of 123%. The increase period-over-period was primarily due to increases in line maintenance expenses as well as increases in compressor rental charges associated with compressor stations acquired in connection with the Vantage Midstream Acquisition. Additionally, the increase relates to an increase in variable water costs associated with the need for supplemental water systems to support combination hydraulic fracturing.
General and administrative expense. General and administrative expense increased from $4.9 million for the three months ended September 30, 2016 to $6.4 million for the three months ended September 30, 2017, an increase of 30%. The increase in general and administrative expense period-over-period was primarily attributable to costs associated with personnel to support our growing midstream operations in Pennsylvania.
Depreciation expense. Depreciation expense increased from $5.5 million for the three months ended September 30, 2016 to $7.7 million for the three months ended September 30, 2017, an increase of 40%. The increase period-over-period was primarily due to additional assets placed into service subsequent to the second quarter of 2016 associated with our gathering, compression and water handling and treatment services, along with assets acquired as part of the Vantage Midstream Asset Acquisition associated with our gathering and compression services. From September 30, 2016 to September 30, 2017, our gathering and water pipeline miles increased by 43% and 20%, respectively.
Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Total operating revenues. Operating revenues increased from $142.2 million for the nine months ended September 30, 2016 to $216.8 million for the nine months ended September 30, 2017, an increase of 53%. The increase in operating revenues period-over-period primarily related to increased gathering and compression revenues associated with a 50% and 88% increase in gathering and compression throughput, respectively, which included the impact of post-acquisition revenues associated with the Vantage Midstream Entities of $45.6 million for the nine months ended September 30, 2017. The impact of the Vantage Midstream Entities was comprised of gathering, compression and water distribution volumes of 350 MDth/d, 47 MDth/d and 196 MMgal, respectively for the nine months ended September 30, 2017.
Operation and maintenance expense. Total operation and maintenance expense increased from $17.3 million for the nine months ended September 30, 2016 to $28.1 million for the nine months ended September 30, 2017, an increase of 62%. The increase period-over-period was primarily due to increases in line maintenance expenses as well as increases in compressor rental charges associated with compressor stations acquired in connection with the Vantage Midstream Acquisition. Additionally, the increase relates to an increase in variable water costs associated with the need for supplemental water systems to support combination hydraulic fracturing.
General and administrative expense. General and administrative expense increased from $15.4 million for the nine months ended September 30, 2016 to $19.5 million for the nine months ended September 30, 2017, an increase of 26%. The increase in general and administrative expense period-over-period was primarily attributable to costs associated with personnel to support our growing midstream operations in Pennsylvania.
Depreciation expense. Depreciation expense increased from $17.7 million for the nine months ended September 30, 2016 to $22.8 million for the nine months ended September 30, 2017, an increase of 29%. The increase period-over-period was primarily due to additional assets placed into service subsequent to the second quarter of 2016 associated with our gathering, compression and water handling and treatment services, along with assets acquired as part of the Vantage Midstream Asset Acquisition associated with our gathering and compression services. From September 30, 2016 to September 30, 2017, our gathering and water pipeline miles increased by 43% and 20%, respectively.

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
Cash Flow Provided by Operating Activities
Net cash provided by operating activities was $638.0 million for the nine months ended September 30, 2017, compared to $380.4 million for the nine months ended September 30, 2016. The increase in operating cash flow was primarily due to an increase in production and commodity prices, partially offset by an increase in cash operating expenses.
Cash Flow Used in Investing Activities
During the nine months ended September 30, 2017, cash flows used in investing activities was $1,058.2 million, which primarily consisted of capital expenditures for property and equipment of $1,010.3 million and $188.9 million associated with acquisitions, partially offset by $141.0 million in proceeds received related to the Barnett Divestiture, as compared to $960.2 million for the nine months ended September 30, 2016, of which $681.7 million was associated with capital expenditures for property and equipment and $270 million of cash in escrow related to the Vantage Acquisition.
Capital expenditures for the Exploration and Production segment totaled $773.6 million and $535.2 million for the nine months ended September 30, 2017 and 2016, respectively. The increase was primarily attributable to the development of our natural gas properties.
Capital expenditures for the Rice Midstream Holdings segment totaled $183.3 million and $86.0 million for the nine months ended September 30, 2017 and 2016, respectively. The increase was attributable to an increase in capital expenditures for Midstream Holding’s infrastructure, including capital expenditures for Strike Force Midstream’s midstream infrastructure.
Capital expenditures for the Rice Midstream Partners segment totaled $99.2 million and $97.7 million for the nine months ended September 30, 2017 and 2016, respectively.
Cash Flow Provided by Financing Activities
Net cash provided by financing activities of $221.3 million during the nine months ended September 30, 2017 was primarily the result of borrowings on our revolving credit facilities, partially offset by distributions to the Partnership’s public unitholders and payments of preferred dividends to redeemable noncontrolling interest holders. Net cash provided by financing activities of $1,701.0 million during the nine months ended September 30, 2016 was primarily the result of the proceeds from the Midstream Holdings Investment (See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—10. Mezzanine Equity” for additional information), proceeds from the April 2016 equity offering, proceeds from the Partnership’s June 2016 equity offering and proceeds from the Partnership’s ATM program, offset by net repayments on our revolving credit facilities and distributions to the Partnership’s public unitholders.
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
On October 12, 2017, in connection with the Merger, we sent notices of conditional full redemption to the holders of the Notes. We have elected to redeem the Notes (the “Redemption”) and expect to redeem the Notes on a date no earlier than November 11, 2017 and no later than December 11, 2017. The Redemption is conditioned upon, and is expected to occur substantially concurrent with, the completion of the Merger.
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
In connection with the closing of the Vantage Acquisition, in October 2016, we entered into the A&R Credit Agreement, among us, Rice Energy Operating, Wells Fargo Bank, N.A., as administrative agent, and the lenders and other parties thereto. The A&R Credit Agreement provides, among other things, for the assignment of our rights and obligations as borrower under the Senior Secured Revolving Credit Facility to Rice Energy Operating and the addition of us as a guarantor of those obligations.
As of September 30, 2017, the borrowing base was $1.6 billion and the sublimit for letters of credit was $400.0 million. We had $125.0 million in borrowings outstanding and $223.2 million in letters of credit outstanding under the A&R Credit Agreement as of September 30, 2017, resulting in availability of $1.3 billion. The maturity date of the Senior Secured Revolving Credit Facility is October 19, 2021.

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
The A&R Credit Agreement also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Senior Secured Revolving Credit Facility to be immediately due and payable. We were in compliance with such covenants and ratios effective as of September 30, 2017.
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
As of September 30, 2017, Midstream Holdings had $173.5 million of borrowings outstanding and no letters of credit under this facility, resulting in availability of $126.5 million. The year-to-date average daily outstanding balance of the Midstream Holdings Revolving Credit Facility was approximately $95.1 million, and interest was incurred on the facility at a weighted average interest rate of 3.4% through September 30, 2017. The Midstream Holdings Revolving Credit Facility is available to fund working capital requirements and capital expenditures and to purchase assets. The maturity date of the Midstream Holdings Revolving Credit Facility is December 22, 2019.
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
The Midstream Holdings Credit Agreement also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Midstream Holdings Revolving Credit Facility to be immediately due and payable. Midstream Holdings was in compliance with such covenants and ratios effective as of September 30, 2017.
RMP Revolving Credit Facility
On December 22, 2014, Rice Midstream OpCo entered into a credit agreement (the “RMP Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders establishing a revolving credit facility (the “RMP Revolving Credit Facility”).
As of September 30, 2017, the revolving credit facility provided for lender commitments of $850.0 million, with an additional $200.0 million of commitments available under an accordion feature subject to lender approval. Rice Midstream OpCo had $222.0 million of borrowings outstanding and no letters of credit outstanding under the RMP Revolving Credit Facility as of September 30, 2017, resulting in availability of $628.0 million. The average daily outstanding balance of the RMP Revolving Credit Facility was approximately $205.2 million, and interest was incurred at a weighted average annual interest rate of 3.0% through September 30, 2017. The RMP Revolving Credit Facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes and matures on December 22, 2019. The Partnership and its restricted subsidiaries are the guarantors of the obligations under the RMP Revolving Credit Facility.
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
The RMP Credit Agreement also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the RMP Revolving Credit Facility to be immediately due and payable. The Partnership was in compliance with such covenants and ratios effective as of September 30, 2017.
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
Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any off-balance sheet arrangements as defined by the SEC. In the ordinary course of business, we enter into various commitment agreements and other contractual obligations, some of which are not recognized in our consolidated financial statements in accordance with GAAP. See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—9. Commitments and Contingencies” for a description of our commitments and contingencies.

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
As of September 30, 2017, we have entered into derivative instruments with various financial institutions, fixing the price we receive for a portion of our natural gas through December 31, 2021. Our commodity hedge position as of September 30, 2017 is summarized in Notes 6 and 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report. Our financial hedging activities are intended to support natural gas prices at targeted levels and to manage our exposure to price fluctuations.
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
As of September 30, 2017, we had $125.0 million in borrowings and approximately $223.2 million in letters of credit outstanding under our Senior Secured Revolving Credit Facility. As of September 30, 2017, we had availability under the borrowing base of our Senior Secured Revolving Credit Facility of approximately $1.3 billion and the borrowing base was $1.6 billion. We have a choice of borrowing in Eurodollars or at the base rate. Under the A&R Credit Agreement, Eurodollar loans bear interest at a rate per annum equal to LIBOR plus an applicable margin ranging from 225 to 325 basis points, depending on the percentage of our borrowing base utilized. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 125 to 225 basis points, depending on the percentage of our borrowing base utilized.
As of September 30, 2017, Midstream Holdings had $173.5 million in borrowings outstanding and no letters of credit under the Midstream Holdings Revolving Credit Facility. Midstream Holdings may elect to borrow in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 225 to 300 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 125 to 200 basis points, depending on the leverage ratio then in effect.

The average annual weighted average interest rate incurred on the Midstream Holdings Revolving Credit Facility during the nine months ended September 30, 2017 was approximately 3.4%. A 1.0% increase in the applicable average interest rates for the nine months ended September 30, 2017 would have resulted in an estimated $0.7 million increase in interest expense.
As of September 30, 2017, Rice Midstream OpCo had $222.0 million of borrowings outstanding and no letters of credit under the RMP Revolving Credit Facility. Rice Midstream OpCo has a choice of borrowing in Eurodollars or at the base rate. Following the effectiveness of the Second Amendment, Eurodollar loans will bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 200 to 300 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 100 to 200 basis points, depending on the leverage ratio then in effect. Following the effectiveness of the Second Amendment, Rice Midstream OpCo also pays a commitment fee based on the undrawn commitment amount ranging from 37.5 to 50 basis points.
The average annual weighted average interest rate incurred on the RMP Revolving Credit Facility during the nine months ended September 30, 2017 was approximately 3.0%. A 1.0% increase in the applicable average interest rates for the nine months ended September 30, 2017 would have resulted in an estimated $1.5 million increase in interest expense.
As of September 30, 2017, we did not have any derivatives in place to mitigate the effects of interest rate risk. We may implement an interest rate hedging strategy in the future.
Counterparty and customer credit risk
Our principal exposures to credit risk are through joint interest receivables ($141.1 million in receivables as of September 30, 2017) and the sale of our natural gas production ($129.8 million in receivables as of September 30, 2017), which we market to multiple natural gas marketing companies. Joint interest receivables arise from billing entities who own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. We have minimal ability to choose who participates in our wells. We are also subject to credit risk with three natural gas marketing companies that hold a significant portion of our natural gas receivables. We do not require our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.
By using derivative instruments to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The creditworthiness of our counterparties is subject to review annually, or on an as-needed basis. We have derivative instruments in place with 16 different counterparties. As of September 30, 2017, our contracts with Barclays Bank PLC, Citibank N.A. and BMO Capital Markets accounted for 37%, 23% and 15% of the net fair market value of our derivative assets, respectively. We believe these counterparties are acceptable credit risks. We are not required to post letters of credit as collateral to Barclays Bank PLC, Citibank N.A. and BMO Capital Markets under current contracts, nor are they required to provide credit support or collateral to us. As of September 30, 2017 and December 31, 2016, we did not have any past due receivables from counterparties.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of Rice Energy’s management, including Rice Energy’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information we are required to disclose in the reports we file and submit under the Exchange Act is accumulated and communicated to Rice Energy’s management, including Rice Energy’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, Rice Energy’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Environmental Proceedings

In August 2017, we received a Notice of Violation (“NOV”) from the Pennsylvania Department of Environmental Protection (“PADEP”) regarding pipeline and site construction activities associated with preventative management best practices to stabilize the site to prevent accelerated erosion and sediment runoff. Prior to and since receiving the NOV, we have cooperated with the PADEP and in some cases remediated the affected areas under the NOV. While resolution of the NOV may result in monetary sanctions of more than $100,000, the Company does not expect the penalties to have a material impact on its financial statements.

We have received certain notices from the Railroad Commission of Texas (“RRC”) regarding violations of our compliance with Certificate of Compliance and Transportation Authority Form P-4. We have resolved these violations and paid fines of approximately $120,000 to the RRC.
Item 1A. Risk Factors
Our business faces many risks. Any of the risks discussed elsewhere in this Quarterly Report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.
There have been no material changes in our risk factors from those described in our 2016 Annual Report and our June 30, 2017 Quarterly Report. For a discussion of our potential risks and uncertainties, see the information in “Item 1A. Risk Factors” in our 2016 Annual Report and our June 30, 2017 Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of securities. There were no sales of unregistered equity securities during the period covered by this report.
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended September 30, 2017:

Period	Total Number of Shares Withheld (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs
July 1 - July 31, 2017	202	$26.61	—	—
August 1 - August 31, 2017	3,962	$26.86	—	—
September 1 - September 30, 2017	—	$—	—	—
Total	4,164	$26.85	—	—

(1)
All shares withheld during the three months ended September 30, 2017 were used to offset tax withholding obligations that occur upon the vesting of restricted stock units and delivery of common stock under the terms of our long-term incentive plan.

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

RICE ENERGY INC.

Date:	November 2, 2017	By:	/s/ Daniel J. Rice IV
Daniel J. Rice IV
Director, Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2017	By:	/s/ Grayson T. Lisenby
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